Form 10QSB
period 1998-09-30
ADVANCED OPTICS ELECTRONICS INC
filed 1998-12-31
CIK 1020657

U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


              X QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended: September 30, 1998


               TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                                  EXCHANGE ACT


                           Commission file No.0-24511


                        ADVANCED OPTICS ELECTRONICS, INC.
           (Name of small business issuer as specified in its charter)

         Nevada                                          88-0365136
(State of incorporation)                       (IRS Employer Identification No.)

8301 Washington NE, Suite 4, Albuquerque, New Mexico        87113
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number: (505) 797-7878


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No______

The number of issuer's shares of Common Stock outstanding as of September 30, 1998 was 14,130,000 Transitional Small Business Disclosure Format (check one):
Yes _X_ No ____

                               Accountants' Report


Board of Directors
Advanced Optics Electronics, Inc.


We have compiled the accompanying balance sheet of Advanced Optics Electronics, Inc. (a development stage company) as of September 30, 1998 and the related statements of operations, changes in stockholders' equity and cash flows for the quarter then ended and the period from May 22, 1996 (inception) through September 30, 1998, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.


Neff & Company LLP

Albuquerque, New Mexico
November 12, 1998

ADVANCED OPTICS ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
September 30, 1998


ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                       $   351,194
    Certificate of deposit                                               50,000
    Contract receivable                                                 144,000
    Other receivables                                                    48,665
                                                                    -----------

           Total current assets                                         593,859
                                                                    -----------

PROPERTY AND EQUIPMENT
    Furniture and fixtures                                               28,014
    Computers                                                            17,745
    Technical equipment                                                  75,573
    Equipment under capital lease                                       100,850
    Less accumulated depreciation                                       (15,627)
                                                                    -----------

           Total property and equipment                                 206,555
                                                                    -----------

OTHER ASSETS
    Investment in Bio Moda, Inc.                                        318,280
    Organizational costs, net of accumulated
        amortization of $33,285                                          71,750
    Goodwill, net of accumulated amortization
        of $240                                                           4,760
    Patents, net of accumulated amortization
        of $24,445                                                      217,894
    Other assets                                                            350
                                                                    -----------
           Total other assets                                           613,034
                                                                    -----------
           Total assets                                             $ 1,413,448
                                                                    ===========


See accompanying notes and accountants' report.

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                                   $     5,384
    Accrued liabilities                                                  16,072
    Current portion of capital lease obligations                         23,043
                                                                    -----------

           Total current liabilities                                     44,499
                                                                    -----------
Long-term portion of capital lease obligations                           48,474
                                                                    -----------

SHAREHOLDERS' EQUITY
    Common stock, authorized 25,000,000 shares,
        $.001 par value, 14,130,000 shares issued
        and outstanding                                                  14,130
    Additional paid-in capital                                        1,868,574
    Deficit accumulated during the development stage                   (521,844)
    Treasury stock, at cost                                             (40,385)
                                                                    -----------

           Total shareholders' equity                                 1,320,475
                                                                    -----------




           Total liabilities and shareholders' equity               $ 1,413,448
                                                                    ===========

ADVANCED OPTICS ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Quarter Ended September 30, 1998 and the
Period from May 22, 1996 (Inception)
Through September 30, 1998


                                                                       5/22/96
                                                    Quarter          (Inception)
                                                     Ended             Through
                                                    9/30/98            9/30/98

REVENUES
    Contract revenue                             $         --           144,000
                                                 ------------------------------

COSTS AND EXPENSES
    General and administrative                        130,769           526,799
    Research and development                           44,408           114,023
                                                 ------------------------------

           Total expenses                             175,177           640,822
                                                 ------------------------------

    Operating income (loss)                          (175,177)         (496,822)

OTHER EXPENSES
    Loss on equity investment                           7,622            16,910
    Interest expense                                    2,297             8,112
                                                 -------------------------------

           Total other expenses                         9,919            25,022
                                                 -------------------------------

           Net loss                                  (185,096)         (521,844)
                                                 -------------------------------

Loss per share                                   $      (.013)            (.063)
                                                 ===============================

Weighted average shares outstanding                14,064,135         8,270,073
                                                 ==============================


See accompanying notes and accountants' report.

ADVANCED OPTICS ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Quarter Ended September 30, 1998 and the
Period from May 22, 1996 (Inception) Through
September 30, 1998


                                                             Common Stock
                                                     ---------------------------
                                                                        Stated
                                                       Shares           Value

Balance, May 22, 1996                                        --       $       --

Stock issued in public offering                       4,499,290            4,499

Net loss                                                     --               --
                                                     ---------------------------

Balance, December 31, 1996                            4,499,290            4,499

Stock issued in public offering                       2,656,213            2,656

Net loss                                                     --               --
                                                     ---------------------------

Balance, December 31, 1997                            7,155,503            7,155

Stock issued in public offering                       4,894,777            4,895

Comprehensive income                                         --               --
                                                     ---------------------------

Balance, March 31, 1998                              12,050,280           12,050

Stock issued in public offering                       1,947,990            1,948

Purchase of treasury stock                                   --               --

Comprehensive income (loss)                                  --               --
                                                     ---------------------------

Balance, June 30, 1998                               13,998,270           13,998

Stock issued in public offering                         131,730              132

Purchase of treasury stock                                   --               --

Net loss                                                     --               --
                                                     ---------------------------

Balance, September 30, 1998                          14,130,000       $   14,130
                                                     ===========================


See accompanying notes and accountants' report.

                                Equity
                               (Deficit)
                              Accumulated
           Additional          During the                          Total
            Paid-In           Development         Treasury     Shareholders'
            Capital              Stage             Stock           Equity

        $             --              --               --               --

                 306,097              --               --          310,596

                      --              --               --          (76,902)
        ------------------------------------------------------------------

                 306,097         (76,902)              --          233,694

                 362,345              --               --          365,001

                      --         (84,690)              --          (84,690)
        ------------------------------------------------------------------

                 668,442        (161,592)              --          514,005

                 786,105              --               --          791,000

                      --         176,465               --          176,465
        ------------------------------------------------------------------

               1,454,547          14,873               --        1,481,470

                 112,004              --               --          113,952

                      --              --          (18,552)         (18,552)

                      --        (351,621)              --         (351,621)
        ------------------------------------------------------------------

               1,566,551        (336,748)         (18,552)       1,225,249

                 302,023              --               --          302,155

                      --              --          (21,833)         (21,833)

                      --        (185,096)              --         (185,096)
        ------------------------------------------------------------------

        $      1,868,574        (521,844)         (40,385)       1,320,475
        ==================================================================

ADVANCED OPTICS ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Quarter Ended September 30, 1998 and the
Period from May 22, 1996 (Inception) Through
September 30, 1998


                                                                       5/22/96
                                                                     (Inception)
                                                                       Through
                                                         9/30/98       9/30/98
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss)                                         $ (185,096)     (521,844)
    Adjustments to reconcile net loss to net cash
        provided by operating activities:
           Amortization and depreciation expense           10,301        73,596
           Loss on equity investment                        7,622        16,910
           Contract receivable                                 --      (144,000)
           Other receivables                               (3,500)      (38,665)
           Accrued liabilities                             10,131        16,072
                                                       ------------------------
               Net cash applied to operating
                  activities                             (160,542)     (597,931)
                                                       ------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of equipment                                 (43,448)     (121,382)
    Investment in Bio Moda, Inc.                               --      (335,190)
    Purchase of certificate of deposit                    (50,000)      (50,000)
    Increase in other assets                                   --      (352,673)
                                                       -------------------------
               Net cash applied to investing
                  activities                              (93,448)     (859,245)
                                                       -------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Notes payable                                              --        52,993
    Debt repayment                                         (8,400)      (47,609)
    Payments on capital lease obligation                  (29,333)      (29,333)
    Issuance of common stock                              292,155     1,872,704
    Purchase of treasury stock                            (21,833)      (40,385)
                                                       -------------------------
               Net cash provided by financing
                  activities                              232,589     1,808,370
                                                       -------------------------

Net increase (decrease) in cash                           (21,401)      351,194

Cash, beginning of period                                 372,595            --
                                                       -------------------------

Cash, end of period                                    $  351,194       351,194
                                                       =========================


See accompanying notes and accountants' report.

ADVANCED OPTICS ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
September 30, 1998


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business. Advanced Optics Electronics, Inc. (the Company) is a developmental stage technology company with its principal focus on the development and production of large-scale flat panel displays. The Company is currently continuing its research and development of this product. Upon substantial completion of the research and development of the large flat panel display, the Company plans to make the transition from a developmental stage company to selling and producing this product. The market for the large-scale flat panel will include, but not be limited to, cockpit displays, flat panel computer monitors, and advertising billboards. Advanced Optics Electronics, Inc. plans to focus on producing and selling the large-scale flat panel displays for outdoor advertising billboards. Management believes that it will be in full production by the end of 1998.

Cash and Cash Equivalents. Cash and cash equivalents include all cash balances and highly liquid debt instruments with an original maturity of three months or less. The Company's cash is deposited in financial institutions and is insured only up to $100,000 by the Federal Deposit Insurance Corporation at each institution. As of September 30, 1998, approximately $70,000 was not insured.

Equity Investment. The investment in Bio Moda, Inc. is accounted for using the equity method. Under this method, income and losses reported by the investee are recorded by the Company in its proportionate interest at the time they are recognized by the investee. The original cost of the Bio Moda, Inc. investment exceeded the Company's proportionate interest in Bio Moda's book value. This difference is being amortized over a 15 year period.

Contract Receivable. Contract receivable consists of revenue recognized but not yet billed. No allowance for uncollectible accounts has been recorded, as management believes the contract to be fully collectible.

Revenue  Recognition.  Revenues  are  generally  recognized  when  services  are rendered or  products  are  delivered  to  customers.  Long-term  contracts  are accounted for using the percentage of completion method, with revenues recognized in proportion that costs incurred bear to estimated total costs at completion. Expected losses on such contracts, if any, are charged to income currently. The Company has entered a contract to produce flat panel displays for an outdoor advertising billboard. The amount of the contract is $1.7 million. Management estimates that the contract will be completed in 1999.

ADVANCED OPTICS ELECTRONICS,INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
September 30, 1998


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (CONTINUED)

Other Assets. Organization costs are amortized on a straight-line basis over the period to be benefited of five years. Patents are amortized on a straight-line basis over the remaining estimated useful life of 15 years. Goodwill is amortized over the period to be benefited, or 40 years, whichever is less. The Company continually reviews other assets to assess recoverability from estimated future net cash flows. To date, these reviews have not resulted in a reduction of other assets.

Income Taxes. The Company accounts for its income taxes using the liability method. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has provided a valuation allowance to offset the benefit of any net operating loss carryforwards or deductible temporary differences

Loss per share. Loss per share is computed on the basis of the weighted average number of common shares outstanding during the year and did not include the effect of potential common stock as their effect would be antidilutive. The numerator for the computation is the net loss and the denominator is the weighted average shares of common stock outstanding.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ADVANCED OPTICS ELECTRONICS,INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
September 30, 1998


NOTE 2.        OTHER RECEIVABLES

Other receivables at September 30, 1998, consist of the following:

Due from Bio Moda, Inc.                                               $   5,000
Due from officer                                                          9,672
Note receivable for officer, bearing interest
    at 9% and due November 10, 1999                                      18,993
Note receivable from former shareholder bearing
    interest at 8% and due in February, 1999                             15,000
                                                                      ---------

                                                                      $  48,665
                                                                      =========

The note receivable from former shareholder was issued for $10,000 in the Company's common stock and $5,000 in cash.

NOTE 3.   INVESTMENT IN BIO MODA, INC.

In April 1998 the Company increased its investment in Bio Moda, Inc. to 21.67 percent. Bio Moda, Inc. is a development stage company involved primarily in the development of technology for the early detection of lung cancer.

Summary financial information as of September 30, 1998, was not available.

A summary of the financial data relative to Bio Moda, Inc. as of June 30, 1998 is as follows:

Assets:
    Current assets                                                    $ 259,306
    Other assets                                                         23,525
                                                                      ---------
                                                                      $ 282,831
                                                                      =========
Liabilities and equity
    Current liabilities                                               $   2,801
    Notes payable to stockholders                                        85,147
    Common stock                                                        348,623
    Deficit accumulated during the development stage                   (153,740)
                                                                      ---------
                                                                      $ 282,831
                                                                      =========

ADVANCED OPTICS ELECTRONICS,INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
September 30, 1998


NOTE 3.   INVESTMENT IN BIO MODA, INC. (CONTINUED)

The investment in Bio Moda, Inc. is accounted for using the equity method. A summary of the investment is as follows:

Original cost                                                         $ 335,190
Share of net loss                                                        (6,772)
Amortization of excess of cost
    over book value                                                     (10,138)
                                                                      ---------
Net investment                                                        $ 318,280
                                                                      =========


The investment in Bio Moda, Inc. was reported at market value for the quarter ended March 31, 1998. Concurrent with the change to the equity method for the quarter ended June 30, 1998, the investment account was restored to its original cost. At September 30, 1998, there is no difference between the deficit accumulated during the development stage and the accumulated other comprehensive income.


NOTE 4.   LEASES

Capital Leases. In July, 1998, the Company entered into a capital lease agreement for equipment valued at $100,850. The Company made a down payment of $20,170. The remaining amount was financed on a lease with 36 monthly payments of $2,810. Future minimum lease payments are as follows for the years ending September 30:


          1999                                                        $  33,720
          2000                                                           33,720
          2001                                                           22,480
                                                                      ---------
                                                                         89,920

    Less amounts representing interest                                  (18,403)
                                                                      ---------
                                                                      $  71,517
                                                                      =========

Operating Leases. The operating lease agreement is for rent of facilities for the office and production facility. The lease agreement is $1,300 per month for three years.

ADVANCED OPTICS ELECTRONICS,INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
September 30, 1998


NOTE 5.   INCOME TAXES

At September 30, 1998, the Company had deferred tax assets amounting to approximately $190,000. The deferred tax assets consist primarily of the tax benefit of net operating loss carryforwards and are fully offset by a valuation allowance of the same amount.

The net change in the valuation allowance for deferred tax assets was an increase of approximately $70,000 in the quarter ending September 30, 1998. The net change is due primarily to the increase in net operating loss carryforwards.

At September 30, 1998, the Company had net operating loss carryforwards of approximately $480,000 available to offset future state and federal taxable income. These carryforwards will expire in 2016 to 2018 for federal tax purposes and 2001 to 2003 for state tax purposes.

                        ADVANCED OPTICS ELECTRONICS, INC.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION



Advanced  Optics  Electronics,   Inc.  is  engaged  primarily  in  research  and
development of large scale flat panel displays. Results of the research and development for flat panel displays will be the market and sale of stand alone flat panel displays, focusing on the outdoor advertising market.

In addition Advanced Optics Electronics, Inc. hold a significant equity position in the shares of a privately held biotech company by the name of BioModa, Inc.

Forward - Looking Statements

This Quarterly Report contains forward-looking statements about the business, financial condition and prospects of the Company that reflect assumptions made by management and management's beliefs based on information currently available to it. The Company can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, the Company's actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not with the Company's control and that may have a direct bearing on operating results include, but are not limited to, the Company's ability to develop new products cost-effectively; Maturation of the domestic and international markets for large scale flat panel displays, the inability of the Company to raise capital in the future is due to a world wide recession causing the Company's product to be diminished, very large third party entries into the flat panel display, the retention of the employees and general economic conditions.

There may be other risks and circumstances that management is unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates" "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

LIQUIDITY AND CAPITAL RESOURCES

The Company relies upon current placement of its' securities to provide liquidity for its development of prototype and manufacturing operations.

The Company is also anticipating to produce additional liquidity over the next twelve months through the sale of part of its' holding in BioModa, Inc.

These sales of securities will provide adequate liquidity to meet adequate requirements through the end of fiscal year 1999.

During the quarter ended September 30, 1998 approximately $ 65,000 was spent for the purchase of equipment and property and product development costs for flat panel displays. Funds for operation needs, product development and capital expenditures were provided from the sale of securities and cash reserves. Product development expenditures are expected to be approximately $ 150,000 in 1998.

In August 1998 Advanced Optics Electronics, Inc. entered into a lease agreement for the financing of equipment for the development of its flat panel display systems. The Company is required to repay the $101,000 in equal monthly payments of the lease. Monthly payments on the lease are approximately $2,850.00. The term of the lease is 3 years and is backed by the credit of the Company. Management anticipates that the cash flow of securities sales and cash reserves will be sufficient to meet capital requirements at least through the fiscal year 1998. The Company has no other significant commitments for capital expenditures in fiscal 1998.


RESULTS OF CONTINUING OPERATIONS

Comparison of the Three-Month Periods Ended September 30, 1998 and 1997

Revenues were flat in the three month period September 30, 1998 as compares to the same period the previous year. The Company will begin to market its products, primarily the flat panel displays over the next several quarters.

Research development and technical costs increased approximately $ 19,600 dollars. The increase in these costs is due primarily to research and development efforts.

General administrative costs increased $ 13,700 due to increases in salaries related to changes in personnel and increases in professional fees.

Comparison of the Nine-Month Periods Ended September 1998 and 1997

Revenues experienced a 98 percent increase or $ 144,000 in the nine month period ended 1998. As compared to the same period for the previous year. The increase was due primarily to additional allocation of revenues of the contract in place. General and administrative costs increased approximately $29,000 due to the expansion in personnel costs. Depreciation increased approximately $6,000 due primarily to depreciation expense for equipment acquired under capital leases.

                           PART II. OTHER INFORMATION


Item  1.  Legal Proceedings  - Not applicable

Item  2.  Changes in securities - 131,730  increase in shares of common stock

Item  3.  Defaults Upon Senior Securities - Not applicable

Item  4.  Submission of Matters to a Vote of Security Holders

Item  5.  Other Information - Change in accountant

                                      Neff & Company
                                      7001 Prospect Place, NE
                                      Albuquerque, NM


Item 6.  Exhibits and Reports on Form 8-K      Item 601 of S-B

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the company during the three month period ending September 30, 1998

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Dated:    December 31, 1998

                                         ADVANCED OPTICS ELECTRONICS, INC.


                                         BY:/s/Leslie S. Robins
                                            -------------------------------
                                         Leslie S. Robins
                                         Chief Accounting Officer
                                         (Principal Accounting Officer)


                                         BY:/s/Leslie S. Robins
                                            -------------------------------
                                         Leslie S. Robins
                                         Executive Vice President
                                         (Principal Executive Officer)