Form 10KSB
period 1998-12-31
ADVANCED OPTICS ELECTRONICS INC
filed 1999-03-25
CIK 1020657

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 1998         Commission file No. 0-24511


                        ADVANCED OPTICS ELECTRONIC, INC.
                 (Name of small business issuer in its charter)

         NEVADA                                           88-0365136
(State of incorporation)                       (IRS Employer Identification No.)

           8301 Washington NE, Suite 5, Albuquerque, New Mexico 87113 (Address of principal executive offices including zip code)

Issuer's telephone number, including area code:                (505) 797-7878

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:   Common Stock,
                                                                $.001 par value
                                                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No __

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X_

The issuer's revenues for its most recent fiscal year were $178,200.

The aggregate market value of the voting stock held by non-affiliates of the issuer on December 31, 1998 based upon the average bid and asked prices of such stock on that date was $1,706.703. The number of issuer's shares of Common Stock outstanding as of December 31, 1998 was 20,728,578.

Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

                                     PART I


                         ITEM 1. DESCRIPTION OF BUSINESS

General


Advanced Optics Electronics, Inc. (ADOT-NASDAQ BB) is a technology company based in Albuquerque, New Mexico. Its primary focus is the development, production and sales of its novel and innovative electronic flat panel displays. The company maintains an R&D facility and manufacturing plant, and is engaged in building large-scale flat panel displays utilizing its patented technology.

The Company was organized as a Nevada corporation on May 22, 1996. On November 7, 1996, the Company acquired the business and patents of PLZTech, a company involved in the development of flat panel displays.

The Company's principal offices are located at 8301 Washington NE, Suite 5, Albuquerque, New Mexico 87113, and its telephone number is (505) 797-7878.

Products

Advanced Optics Electronics, Inc. management has concentrated its efforts in developing its proprietary Spatial Light Modulator (SLM) flat panel display at the Company's facilities.

The SLM light valve works the same as a water valve controlling the water flow in a water pipe. Here the valve is controlled electronically; the valve will respond to an electrical input and will modulate the light passing through the valve. By reducing the valve size (.001 inch square) and placing them in a matrix, an SLM is formed.

The major advantages of the SLM flat panel displays are viewing quality, affordability, customer system integrity, and remote change in seconds to reduce advertising site maintenance.

The primary initial product, which will be marketed to users of Outdoor Advertising Billboards, is a large-scale electronic flat panel display. The development of AOE's product represents the first time that such display technology is available for Outdoor Advertising Billboards.

The Company's product has benefits over traditional billboards of providing dynamic, eye-catching ads and rapid change of image to provide for multiple advertisers during a 24-hour period. The ability to change images from a remote location will provide advertisers with immediate access to billboard markets.

The AOE billboard display will provide an image 13' X 36' which is approximately the same size as existing billboards.

The major advantages of the Advanced Optics Electronics, Inc. flat panel displays are better viewing quality, affordability, customer system integrity, and remote change in seconds to reduce advertising site maintenance. They are also inexpensive to produce relative to alternative systems.

In addition, none of these technologies can be scaled (driven larger or smaller) as well as can the Advanced Optics Electronics, Inc. solution.

Marketing

After researching various markets including laptop computers, HDTV flat screen industries, and Outdoor Advertising/Billboards, management has decided to concentrate its full efforts and attention on marketing to the Electronic Outdoor Advertising/Billboards industry.

Management believes that, due to the Highway Beautification Act, the number of billboards nationwide will not increase dramatically but should remain stable. Advertisers will place increased focus on securing and developing prime billboard locations. The customer base for billboards is diversifying as more advertisers are attracted to this media. Management's market penetration analysis is based on capturing existing sites in a stable market.

It is anticipated that the company's product and marketing strategy will create a new segment of the outdoor advertising market while leveraging the underlying growth and excellent fundamentals of the existing market.

Revenues will be derived from a combination of direct sales, owned and operated billboards, leasing, licensing, and partnerships. Experienced professionals in finance, marketing, and research are leading management.

Customers

Over the past ten years, there has been considerable consolidation in Outdoor Advertising. The four leaders in the industry currently account for approximately 48% of the billboard market. Media companies have been buying billboard owners in order to offer packages of TV, radio and newly acquired outdoor space to advertisers.

Initial customer contact will be through the company by directly communicating with potential customers. Management is developing a marketing department to follow through on each transaction and coordinate with manufacturing.

Competition

Advanced Optics Electronics, Inc. will compete against established forms of electronic display technology. Management believes that its planned products will be superior to these established products. To management's knowledge, no other company is currently working on like products. Management nevertheless believes that its products and technologies will be subject to substantial competition as the market and technologies evolve.

CRT's and passive and active LCD's currently dominate the electronic display market. Primarily large multi-national companies manufacture them. However, these current industry leaders have hit very difficult technical hurdles in extending the performance of their displays using current methods.

The Company will compete with the existing Billboard display techniques of hand painted or printed and pasted signs. Recently, the trend has been toward creating the art digitally, but these images are still printed on large sheets and pasted up in the same manner as before World War I. Management believes these forms of billboard presentations will only be viable in low density/low traffic areas.

Approximately 65% of billboards were booked on 12-month contracts last year. Long term contracts could potentially limit the access to desirable sites during the start-up period. Management believes however, that the trend is to go to shorter-term contracts with significant turnover.

Sources and availability of raw materials

The Company's major raw material PLZT. PLZT is ceramic material with electro-optic properties. PLZT is readily available from several sources including PRAXAIR and AURA.

Patents

The company's latest Patent Pending #9247157 relates to an Electro-Optic Light Valve Array. This invention describes a high-density, high-resolution array of light valves that can be selectively activated by low induced voltages to alter a light beam passing through the array.

The present invention also relates to a process for manufacturing such a high-density light valve array using semiconductor-type processing equipment and techniques. This constitutes a significant improvement over prior techniques by the use of semiconductor processing technology to further increase pixel density and reduce activation voltage. It further offers the advantage of increased light transmission (brightness) by a reduction in surface area.

Research and Development Activities

In fiscal 1998, which ended December 31, 1998, $148,123 was spent on research and development activities. In 1997 $10,521 was spent on research and development activities. The expenditures are primarily the result of costs associated with the Company's efforts in developing its proprietary Spatial Light Modulator (SLM) flat panel display.

Employees

As of December 31, 1998, the Company has approximately 10 full-time employees and one part-time employee. The Company also contracted with other personnel and subcontractors for various projects on an as-needed basis.

ITEM 2. DESCRIPTION OF PROPERTY

The company maintains a 5,000 square foot headquarters facility at 8301 Washington NE, Suite 5 in Albuquerque, New Mexico. This includes the executive offices, research and development facility and manufacturing plant. The facility is in good condition with no material defects or deferred maintenance. The facility is leased from unaffiliated third parties under a lease that expires June 16, 2000. The lease may be extended at the Company's option for an additional one-year term. Management believes that its existing facility space currently under lease is sufficient for its current activities and potential growth in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceeding, the adverse outcome of which, in management's opinion, would have a material adverse effect on the Company's operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1998.

There was a special meeting of the Board of Directors held on December 9, 1998 at which Harold Herman was elected as a new Director. The term for directors is 3 years. Leslie Robins and Michael Pete continued their term of office as Directors after the meeting. The resignation of Francisco Urrea Jr. as a Director was acknowledged and accepted in November 1998.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock began trading on the NASDAQ Bulletin Board Market ("NASDAQ") under the symbol "ADOT" during the first quarter of 1997. Prior to that time the stock was not listed or traded on any organized market system. The holders of the Company's Common Stock are entitled to one vote per share. The Common Stock holders do not have preemptive rights to purchase, subscribe for, or otherwise acquire any shares of Common Stock.

The table below sets forth the high and low bid prices for the Common Stock as reported by NASDAQ. These over-the-counter market quotations may reflect inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                Common Stock Bid
--------------------------------------------------------------------------------
                                              High                Low
--------------------------------------------------------------------------------
Fiscal 1997:
--------------------------------------------------------------------------------
             1st Quarter                         $2.50               $.25
--------------------------------------------------------------------------------
             2nd Quarter                           .81                .19
--------------------------------------------------------------------------------
             3rd Quarter                          1.63                .29
--------------------------------------------------------------------------------
             4th Quarter                           .88                .19
--------------------------------------------------------------------------------
Fiscal 1998:
--------------------------------------------------------------------------------
             1st Quarter                         $.57               $.15
--------------------------------------------------------------------------------
             2nd Quarter                           .30                .18
--------------------------------------------------------------------------------
             3rd Quarter                           .23                .11
--------------------------------------------------------------------------------
             4th Quarter                           .12                .04
--------------------------------------------------------------------------------


As of December 31, 1998 the Company estimates that there were approximately 250 shareholders directly and in street name. The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the near future.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS

Forward - Looking Statements

This Annual Report contains forward-looking statements about the business, financial condition and prospects of the Company that reflect assumptions made by management and management's beliefs based on information currently available to it. The Company can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, the Company's actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, the acceptance by customers of the Company's products, the Company's ability to develop new products cost-effectively, the ability of the Company to raise capital in the future, the development by competitors of products using improved or alternative technology, the retention of key employees and general economic conditions.

There may be other risks and circumstances that management is unable to predict. When used in this Annual Report, words such as, "believes," "expects," "intends," "plans," "anticipates" "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

Liquidity and Capital Resources

The Company relies upon the current placement of its securities to provide capital for its development of prototype units and manufacturing operations. The Company's holding in BioModa, Inc will provide additional liquidity.

BioModa is a biomedical development company. The Company's ownership of BioModa, as of December 31, 1998, was 21.93%. The Company holds options to increase this position to 26.4%. No immediate family members of officers or directors of Advanced Optics Electronics, Inc. are securities holders of BioModa.


It is believed that sales of securities will provide adequate capital resources to meet the anticipated developmental stage requirements through the third quarter of fiscal year 1999. At that time it is anticipated that sales of flat panel displays will begin and contribute to operating revenues.

During the fiscal year ended December 31, 1998 $135,344 was spent for the purchase of equipment. Product development expenditures were $148,123 in 1998. Funds for operation needs, product development and capital expenditures were provided from the sale of securities and cash reserves.

In August 1998 Advanced Optics Electronics, Inc. entered into a lease agreement for the financing of equipment for the development of its flat panel display systems. The Company is required to repay the $101,000 in equal monthly payments of the lease. Monthly payments on the lease are approximately $2,850. The term of the lease is 3 years and is backed by the credit of the Company.

Results of Continuing Operations

Fiscal 1998 Compared to Fiscal 1997

Revenues increased 247.5% to $178,200 in 1998 from $72,000 in 1997. The increase was due primarily to revenues from the contract in place.

Research development and technical costs increased to $148,123 in 1998 from $10,521 in1997. The increase in these costs is due primarily to research and development efforts.

General and administrative costs increased to $490,296 in 1998 from $73,421 in 1997 due to increases in salaries related to changes in personnel and increases in professional fees.

Depreciation increased to $60,037 in 1998 from $37,156 in 1997 due primarily to depreciation expense for equipment acquired under capital leases.

Fiscal 1997 Compared to Fiscal 1996

The Company was started in 1996. Advanced Optics Electronics, Inc. was organized as a Nevada Corporation on May 22, 1996. It acquired the business and patents of PLZTech on November 7, 1996.

Revenues increased to $72,000 in 1997 from $0 in 1996. These revenues were generated by a contract to provide large panel displays to a customer.

Research development and technical costs decreased to $10,521 as compared to $30,474 in 1996.

General and Administrative costs increased to $73,421 from $17,969 in 1996. This was due to increases in salaries related to changes in personnel and increases in professional fees.

Amortization and Depreciation increased to $37,156 in 1997 from $3,578 in 1996. This was due primarily to depreciation expense for equipment that was acquired under capital leases.

Professional Expenses increased to $33,644 in 1997 from $21,739 in 1996. The increase was the result of professional fees for engineering and legal services.

The total notes payable for the Company decreased from $44,571 in 1996 to $25,455 in 1997. As a result of the reduction in notes, interest expense decreased by $1,194 from $3,142 in 1996 to $1,948 in 1997.

Accounting Matters

The Financial Accounting Standards Board ("FASB") periodically issues accounting standards, which may affect the financial accounting or disclosures of the Company. There are no accounting standards that have been issued, but not yet adopted by the Company, which would have a material effect on the financial position or results of operation of the Company.


ITEM 7. FINANCIAL STATEMENTS

The financial statements and notes thereto, together with the report thereon of Neff and Company (the Company's accountants) dated March 12, 1999, included elsewhere in this report, are incorporated by reference in answer to this Item 7.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth information, as of December 31, 1998, concerning the Company's directors and executive officers:


Name                           Age      Position                                        Since
Michael Pete                   52       President, Treasurer, Director                  July 1994
Leslie S. Robins               60       Exec. Vice Pres., Secretary, Chairman           November 1992
Dr. Roger A. Boggs             51       Sr. Vice President-Research                     June 1996
Dr. Garth W. Gobeli            70       Chief Scientist                                 May 1998
Dr. Albert Goodman             73       Science Advisor                                 April 1995
Harold C. Herman               73       Director                                        December 1998


Michael H. Pete is the President, Treasurer, and a Director since July 1994 to the present. Developed and coordinated satellite transmission plans. Interface with DOD regarding the flat panel initiative. From 1990 to 1994 President of SEES New Mexico Inc. SEES New Mexico, Inc. was a company involved in developing specialized computer programs for use by various governmental state agencies in New Mexico. He worked with the Los Alamos and Sandia National R&D Laboratories creating and implementing information management systems. From 1982 to 1990 he was President of Phoenix Filtration Systems. Phoenix Filtration Systems was a company that set up oil filtration systems used by the oil industry. From 1979 to 1981 he was a Technical Management Consultant in the Office of the Secretary, DOE. From1977 to 1979 he worked as a Project Manager for the consulting firm Booz, Allen and Hamilton. 1975 to 1977 Office director, Low Income Weatherization Federal Energy Administration, Wash. D.C. Williams College, BA; Stanford University, Business and private sector management.

Leslie S. Robins is the Executive Vice President, Secretary and Chairman of the Board of Directors since January 1993 to the present. Supervised scientists and technicians in completion of final research for end use in flat panel displays. Developed cost estimates and time lines and manufacturing procedures for flat panel display program, formulated patent strategy, raised interim financing. From November 1989 to December 1992 Managing Partner of Coronado Group, performing analysis of small technology companies. From May 1986 to June 1989 he was Executive Vice President of Triton Productions Inc. From September 1978 to October 1987 Managing Partner of Longview Mgmt.; investment managers for individuals in the entertainment industry. University of Miami, BS; Harvard University, MBA program.

Dr. Roger A. Boggs is Senior Vice President of Research from June 1996 to the present. Polaroid Corporation, June 1974 to present. Project manager laser media. Responsible for budget and delivery of laser ablation media for direct digital color products. Dr. Boggs managed 15 material system and analytical scientists in development of product applications. He led a group of nine professionals in design of infrared dyes and acid providing compounds for application in electrically imaged media. Led effort to invent and developed set of three proprietary IR dyes for laser imaged, photographic three-color product. Ph.D. Univ. Wisconsin.

Dr. Garth Gobeli is Chief Scientist from April 1998 to the present. He has been a science consultant to various technology companies. From 1993 to 1995 he was the head of research for PLZTECH. From January 1990 to April 1992, Senior Scientist at Foresight in Albuquerque, New Mexico. Dr. Gobeli was responsible for the design, fabrication and testing of optics and illumination components developed by Foresight. From 1989 to 1991, principal of Chromex , where Dr. Gobeli designed and supervised prototype manufacture and marketing of imaging spectrographs. Also, developed special analysis oriented package. Prepared and received a number of SBIR grants. 1987 to 1988, Scientist at CVI Laser, Inc. Responsible for developing and bringing to market double beam spectrometer. 1980 to 1987, Principal at Hanseatic Group in Albuquerque, NM where he developed computer models for forward hedging of currencies, interest rates and portfolio immunization. 1966 to 1979, Senior Scientist at Sandia National Labs Physical Optics Group. From 1959 to1966, Physicist at Bell Telephone Labs, Murray Hill, New Jersey. Gobeli holds several patents, DOD Secret Clearance, PhD Purdue University, Physics.

Albert Goodman, Ph.D. is the Science Advisor of the Company from April 1995 to the present. From 1992 to 1998, Dr. Goodman worked for Technologies Specialties Inc. where he was the Vice President of Research. From 1985-1992, Dr. Goodman worked for Advanced Sciences Inc. where he managed and monitored several defense R&D programs. From 1981-1985, Dr. Goodman was science advisor for Kalatek Products Inc. Dr. Goodman worked as an independent Science consultant and adviser from 1977-1985.

Dr. Goodman worked for Hazeltine Electronic Corporation from 1945-1946 where he analyzed and participated, in the redesign of radar components to be used by the U.S. Navy. From 1946-1949, Dr. Goodman was with Los Alamos National Labs, which carried out experiments on transmission of neutron beams by materials. From 1949-1956, Dr. Goodman worked for Sandia National Labs. Again from 1956-1960, Dr. Goodman worked for Los Alamos National Labs with Van de Graaff accelerators. Dr. Goodman returned to Sandia National Labs from 1960-1977, where he supervised and carried out R&D efforts.

Dr. Goodman received his Ph.D. in Nuclear Physics in 1960 from the University of New Mexico and Los Alamos Laboratories; He acquired an M.S. in Physics and Mathematics from the University of New Mexico in 1955 and a B.S. in Physics from the City University of New York in 1946.

Harold C. Herman is a Director since December 1998 to the present. Formerly a senior partner of NYC law firm and supervisor in the Patent Department of Bell Telephone Laboratories. He is a member of the NY and CA Bars. He is a general partner of numerous limited real estate partnerships. Mr. Herman is an engineer holding an advanced degree in mathematics.


ITEM 10. EXECUTIVE COMPENSATION

The following table discloses the annual and long-term compensation earned for services rendered in all capacities by the Company's Chairman of the Board and President and the Company's four other most highly compensated executive officers for 1996, 1997 and 1998:

SUMMARY COMPENSATION TABLE

---------------------------------------------------------------------------------------------------------------------------------
                              Annual Compensation                         Long-Term Compensation
                                                                                  Awards
---------------------------------------------------------------------------------------------------------------------------------
                                                          Other Annual     Restricted  Securities      LTIP           All Other
                                                          Compensation     Stock       Underlying      Payouts       Compensation
                                                          (1)              Award(s)    Options
---------------------------------------------------------------------------------------------------------------------------------
Name and            Year          Salary       Bonus      ($)                ($)       (#)             ($)            ($)
Principal Position                 ($)          ($)
---------------------------------------------------------------------------------------------------------------------------------
Michael Pete,
President,
Director
---------------------------------------------------------------------------------------------------------------------------------
                    1996               --        --            --            --            --            --            --
---------------------------------------------------------------------------------------------------------------------------------
                    1997           $10,000       --            --            --            --            --            --
---------------------------------------------------------------------------------------------------------------------------------
                    1998           $30,000       --            --            --            --            --            --
---------------------------------------------------------------------------------------------------------------------------------
Leslie S. Robins,
Chairman of the
Board and Exec. VP
---------------------------------------------------------------------------------------------------------------------------------
                    1996            --           --            --            --            --            --            --
---------------------------------------------------------------------------------------------------------------------------------
                    1997           $18,000       --            --            --            --            --            --
---------------------------------------------------------------------------------------------------------------------------------
                    1998           $67,600       --          $2448           --        315,000           --            --
---------------------------------------------------------------------------------------------------------------------------------
Dr. Garth Gobeli,
Chief Scientist
---------------------------------------------------------------------------------------------------------------------------------
                    1996            --           --            --            --            --            --            --
---------------------------------------------------------------------------------------------------------------------------------
                    1997            --           --            --            --            --            --            --
---------------------------------------------------------------------------------------------------------------------------------
                    1998           $68,700       --            --            --            --            --            --
---------------------------------------------------------------------------------------------------------------------------------

(1) Other Annual Compensation for Leslie Robins was in the form of three months of a car lease.

OPTION GRANTS IN FISCAL YEAR 1998

No options were granted in Fiscal Year 1998.

                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1998
                     AND OPTION VALUES AT DECEMBER 31, 1998

--------------------------------------------------------------------------------------------------------------------------------
Name                    Shares Acquired   Value Realized    Number of Securities Underlying         Value of Unexercised
                        on Exercise (#)         ($)          Unexercised Options at Fiscal     In-the-Money Options at Fiscal
                                                                       Year End                         Year End ($)
--------------------------------------------------------------------------------------------------------------------------------
                                                           Exercisable       Unexercisable    Exercisable       Unexercisable
--------------------------------------------------------------------------------------------------------------------------------
Michael Pete                   --               --             153,954             --                --               --
--------------------------------------------------------------------------------------------------------------------------------

The exercise price of Michael Pete's options is $.58 per share.

                            LONG-TERM INCENTIVE PLANS

As of December 31, 1998 there is no long-term incentive plan.


Director Compensation

Non-employee directors of the Company received in 1998 a $1500 annual retainer and $1500 for each board meeting attended.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENIFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 1998 by (i) each person or entity known to the Company to own beneficially five percent or more of the Company's Common Stock, (ii) each of the Company's directors, (iii) the Named Executive Officers, and (iv) all directors and executive officers of the Company as a group.

--------------------------------------------------------------------------------
Name and Addresses (1)           Number of Shares          Percent Beneficially
                                 Beneficially Owned        Owned
--------------------------------------------------------------------------------
Leslie S. Robins                  3,421,546 (2)              16.41%
--------------------------------------------------------------------------------
Grupo Nueve Ltd.                  1,199,300 (3)               5.75%
--------------------------------------------------------------------------------
Francisco Urrea Jr.                 400,000 (3)               1.92%
--------------------------------------------------------------------------------
Y. L. Hirsch                      1,448,052 (4)               6.94%
--------------------------------------------------------------------------------
Harold Herman                       200,000 (5)                .96%
--------------------------------------------------------------------------------
Michael Pete                         40,000 (6) (7)            .19%
--------------------------------------------------------------------------------
All Directors and Officers        3,661,546                  17.56%
 as a group
--------------------------------------------------------------------------------
TOTAL SHARES OUTSTANDING         20,854,287                    100%
--------------------------------------------------------------------------------


(1) The address of all persons who are executive officers or directors of the Company is care of the Company, 8301 Washington NE, Building 5, Albuquerque New Mexico 87113.

(2) Leslie S. Robins is a Director and Officer of the Company. Of this total number, Marcia Robins who is the wife of Leslie Robins and Oliver Robins who is the son of Leslie Robins, own 107,751 shares.

(3) The managing partner of Grupo Nueve Ltd. Partnership is Francisco Urrea Jr.

(4) Y. L. Hirsch has recently filed a 13D form with the SEC.

(5) Harold Herman is a Director of the Company.

(6) Michael Pete is a Director and Officer of the Company.

(7) Michael Pete has options totaling 153,954 shares.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company issued 315,000 shares to Leslie S. Robins, an officer of the Company, in exchange for a note receivable of $29,000. The note bears interest at the rate of 7% with interest due semiannually and the principal due July of 2001.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements and Financial Statement Schedules

Indexes to financial statements appear after the signature page to this Form 10-KSB.

-----------------------------------------------------------------------------------------------------------
Exhibits
-----------------------------------------------------------------------------------------------------------
2           Plan of Acquisition, Reorganization, arrangement,        None
            liquidation, or succession
-----------------------------------------------------------------------------------------------------------
3.1         Articles of Incorporation                                Incorporated by reference to Exhibit
                                                                     3(i) of the Company's Registration
                                                                     Statement No.1000-24511 on Form
                                                                     10-SB filed June 23,1998.
-----------------------------------------------------------------------------------------------------------
3.2         By-Laws                                                  Incorporated by reference to Exhibit
                                                                     3(ii) of the Company's Registration
                                                                     Statement No.1000-24511 on Form
                                                                     10-SB filed June 23,1998.
-----------------------------------------------------------------------------------------------------------
4           Instruments defining the rights of holders,              Incorporated by reference to Exhibit
            including Indentures                                     3.2
-----------------------------------------------------------------------------------------------------------
7           Opinion re: liquidation preference                       Incorporated by reference to Exhibit
                                                                     3.2
-----------------------------------------------------------------------------------------------------------
10.1        Michael Pete Option                                      Filed Herewith
            Agreement
-----------------------------------------------------------------------------------------------------------
10.2        Lease Agreement Advanced Optics Electronics,             Incorporated by reference to Exhibit
            Inc. and JMP Company Inc                                 10.2 of the Company's Registration
                                                                     Statement No.1000-24511 on Form 10-SB
                                                                     filed June 23,1998.
-----------------------------------------------------------------------------------------------------------
10.3        State of Nevada Corporate Charter                        Incorporated by reference to Exhibit
                                                                     10.3 of the Company's Registration
                                                                     Statement No.1000-24511 on Form
                                                                     10-SB filed June 23,1998.
-----------------------------------------------------------------------------------------------------------
24          Power of Attorney                                        Incorporated by reference to Exhibit
                                                                     3.2
-----------------------------------------------------------------------------------------------------------
27          Financial Data Schedule                                  Filed Herewith
-----------------------------------------------------------------------------------------------------------


                               Reports on Form 8-K

During the last quarter of the 1998 fiscal year, the Company filed no reports on Form 8-K.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Dated: March 23, 1998

                                        ADVANCED OPTICS ELECTRONICS, INC.


                                        BY: /s/Leslie S. Robins
                                           ------------------------------
                                           Leslie S. Robins
                                           Chief Accounting Officer
                                           (Principal Accounting Officer)


                                        BY: /s/ Leslie S. Robins
                                           ------------------------------
                                           Leslie S. Robins
                                           Executive Vice President
                                           (Principal Executive Officer)

                                               ADVANCED OPTICS ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                                FINANCIAL REPORT

DECEMBER 31, 1998

                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)







                                    CONTENTS

                                                                           Page

INDEPENDENT AUDITORS' REPORT                                                 1

FINANCIAL STATEMENTS

     Balance Sheet                                                           2

     Statements of Operations                                                4

     Statements of Changes in Stockholders' Equity                           5

     Statements of Cash Flows                                                7

     Notes to Financial Statements                                           8

NEFF & RICCI
------------
         LLP

                          Independent Auditors' Report



Board of Directors
Advanced Optics Electronics, Inc.


We have audited the balance sheet of Advanced Optics Electronics, Inc. (a development stage company) as of December 31, 1998, and the related statements of income, retained earnings, and cash flows for the year then ended and for the 1998 portion of the period from May 22, 1996 (inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Advanced Optics Electronics, Inc. for the year ended December 31, 1997, and for the 1996 and 1997 portion of the period from May 22, 1996 (inception) through December 31, 1998, were audited by other auditors whose report dated February 5, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1998 financial statements referred to above present fairly, in all material respects, the financial position of Advanced Optics Electronics, Inc. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended and for the 1998 portion of the period from May 22, 1996 (inception) through December 31, 1998, in conformity with generally accepted accounting principles.


Neff & Ricci LLP


Albuquerque, New Mexico
March 12, 1999

BALANCE SHEET
December 31, 1998



ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                       $   204,612
    Certificate of deposit                                               50,000
    Marketable equity securities                                         63,159
    Costs and estimated earnings
        in excess of billings on
        uncompleted contract                                            250,200
    Related party receivables                                            47,047
                                                                    -----------
           Total current assets                                         615,018
                                                                    -----------
FIXED ASSETS, at cost
    Furniture and fixtures                                               22,235
    Computers                                                            24,898
    Technical equipment                                                  81,055
    Automobile                                                           41,733
    Equipment under capital lease                                       100,499
    Leasehold improvements                                                8,595
    Less accumulated depreciation                                       (35,133)
                                                                    -----------
           Total fixed assets                                           243,882
                                                                    -----------
OTHER ASSETS
    Note receivable from officer                                         29,000
    Investment in Bio Moda, Inc.                                        290,421
    Organizational costs, net of accumulated
        amortization of $42,014                                          63,020
    Goodwill, net of accumulated amortization
        of $271                                                           4,729
    Patents, net of accumulated amortization
        of $29,353                                                      212,986
    Other assets                                                         20,350
                                                                    -----------
           Total other assets                                           620,506
                                                                    -----------
           Total assets                                             $ 1,479,406
                                                                    ===========

The Notes to Financial Statements are an integral part of these statements.

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                $    27,602
    Notes payable                                                         5,384
    Accrued liabilities                                                   7,811
    Current portion of long-term debt
        and capital lease obligation                                     31,536
                                                                    -----------
           Total current liabilities                                     72,333
                                                                    -----------
Long-term portion of long-term debt
    and capital lease obligation                                         67,387
                                                                    -----------
COMMITMENTS

SHAREHOLDERS' EQUITY
    Common stock, authorized 25,000,000 shares,
        $.001 par value, 20,854,287 shares issued
        and outstanding                                                  20,854
    Additional paid-in capital                                        2,232,535
    Deficit accumulated during the development stage                   (913,703)
                                                                    -----------

           Total shareholders' equity                                 1,339,686

           Total liabilities and shareholders' equity               $ 1,479,406
                                                                    ===========

STATEMENTS OF OPERATIONS
Years Ended December 31, 1998 and 1997,
and the Period from May 22, 1996 (Inception)
Through December 31, 1998



                                                                       5/22/96
                                                                     (Inception)
                                                                       Through
                                            1998           1997       12/31/98

REVENUES
    Contract revenue                  $    178,200        72,000      250,200
                                      ---------------------------------------

COSTS AND EXPENSES
    General and administrative             490,296        86,532      620,135
    Contract costs                         215,472        57,688      273,140
    Research and development               148,123        10,521      189,118
                                      ---------------------------------------

           Total expenses                  853,891       154,741    1,082,393
                                      ---------------------------------------

    Operating loss                        (675,691)      (82,741)    (832,193)
                                      ---------------------------------------

OTHER INCOME AND (EXPENSES)
    Interest income                            851            --          851
    Unrealized gain on marketable
        equity securities                   (6,875)           --       (6,875)
    Loss on Bio Moda, Inc.                 (68,424)           --      (68,424)
    Interest expense                        (1,972)       (1,949)      (7,062)
                                      ---------------------------------------

           Total other expenses            (76,420)       (1,949)     (81,510)
                                      ---------------------------------------

           Net loss                       (752,111)      (84,690)    (913,703)
                                      ---------------------------------------

Loss per share                        $      (.055)        (.014)       (.113)
                                      =======================================

Weighted average shares outstanding     13,723,302     6,156,986    8,051,835
                                      =======================================


The Notes to Financial Statements are an integral part of these statements.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period from May 22, 1996 (Inception) Through
December 31, 1998



                                                            Common Stock
                                                     --------------------------
                                                                          Par
                                                         Shares          Value

Balance, May 22, 1996                                         --    $        --

Stock issued to incorporators for cash                   500,000            500

Stock issued for the net assets of PLZ Tech, Inc.      4,500,000          4,500

Net loss                                                      --             --
                                                     --------------------------

Balance, December 31, 1996                             5,000,000          5,000

Stock issued in public offering                        2,281,212          2,281

Net loss                                                      --             --
                                                     --------------------------

Balance, December 31, 1997                             7,281,212          7,281

Stock issued for cash                                 10,979,275         10,979

Stock issued for services                              2,751,000          2,751

Stock issued in exchange for note receivable             315,000            315

Purchase and retirement of treasury stock               (472,200)          (472)

Net loss                                                      --             --
                                                     --------------------------

Balance, December 31, 1998                            20,854,287    $    20,854
                                                     ==========================


The Notes to Financial Statements are an integral part of these statements.

                                      Equity
                                     (Deficit)
                                    Accumulated
                   Additional       During the         Total
                     Paid-In        Development    Shareholders'
                     Capital           Stage          Equity

                    $       --             --              --

                        24,500             --          25,000

                       281,096             --         285,596

                            --        (76,902)        (76,902)
                    -----------------------------------------

                        305,596        (76,902)       233,694

                        362,720             --        365,001

                             --        (84,690)       (84,690)
                    -----------------------------------------

                        668,316       (161,592)       514,005

                      1,281,728             --      1,292,707

                        293,719             --        296,470

                         28,685             --         29,000

                        (39,913)            --        (40,385)

                             --       (752,111)      (752,111)
                    -----------------------------------------

                    $ 2,232,535       (913,703)     1,339,686
                    =========================================

STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 1998 and 1997, and the Period from May 22, 1996 (Inception) Through December 31, 1998

                                                                                             5/22/96
                                                                                           (Inception)
                                                                                             Through
                                                               1998           1997          12/31/98
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss)                                            $  (752,111)       (84,690)      (913,703)
    Adjustments to reconcile net loss to net cash
        provided by operating activities:
           Amortization and depreciation expense               66,037         37,156        106,771
           Unrealized loss on marketable securities             6,875             --          6,875
           Loss on Bio Moda, Inc.                              68,424             --         68,424
           Issuance of common stock for services              296,470             --        296,470
           Contract receivable                               (178,200)       (72,000)      (250,200)
           Other receivables                                  (13,704)       (43,693)       (57,397)
           Accrued liabilities and accounts payable            29,988          5,425         35,413
                                                          -----------------------------------------
               Net cash applied to operating
                  activities                                 (476,221)      (157,802)      (707,347)
                                                          -----------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of equipment                                    (135,334)       (30,879)      (178,516)
    Investment in Bio Moda, Inc.                             (358,845)            --       (358,845)
    Purchase marketable securities                            (70,034)            --        (70,034)
    Purchase of certificate of deposit                        (50,000)            --        (50,000)
    Purchase of other assets                                  (20,050)       (66,727)       (86,777)
                                                          -----------------------------------------
               Net cash applied to investing
                  activities                                 (634,263)       (97,606)      (744,172)
                                                          -----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Additions to notes payable                                 41,733          6,150         94,726
    Payments on notes payable and capital
        lease obligation                                      (63,380)       (25,267)       (90,918)
    Issuance of common stock                                1,292,707        347,986      1,682,708
    Purchase of treasury stock                                (30,385)            --        (30,385)
                                                          -----------------------------------------
               Net cash provided by financing
                  activities                                1,240,675        328,869      1,656,131
                                                          -----------------------------------------

Net increase (decrease) in cash                               130,191         73,461        204,612

Cash, beginning of period                                      74,421            960             --
                                                          -----------------------------------------
Cash, end of period                                       $   204,612         74,421        204,612
                                                          =========================================

The Notes to Financial Statements are an integral part of these statements.

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

The Company has obtained a contract to produce two outdoor advertising billboards using its flat panel display technology. This is the first commercial application of the Company's technology. The success of the Company will depend on its ability to commercialize its technology and complete this contract. In addition, the Company will be required to obtain additional capital in order to fund the completion of the contract.

Cash and Cash Equivalents. Cash and cash equivalents include all cash balances and highly liquid debt instruments with an original maturity of three months or less. The Company's cash is deposited in financial institutions and is insured only up to $100,000 by the Federal Deposit Insurance Corporation at each institution. As of December 31, 1998, approximately $105,000 was not insured.

Marketable Equity Securities. The Company classifies all of its marketable equity securities as trading securities. Trading securities are carried at fair value with the unrealized gains and losses reported in the income statement. As of December 31, 1998, gross unrealized gains were $24,983 and gross unrealized losses were $31,858. Realized gains and losses were not material.

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

Depreciation. Depreciation of property, plant and equipment is provided over the estimated useful lives of the respective assets ranging from 3 to 10 years using declining balance methods.

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

Research and Development Costs. Research and development costs are expensed as incurred.

Advertising. Advertising costs are expensed as incurred and amounted to $15,040 in 1998.

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

Effect of New Accounting Pronouncements. Statement of Position 98-5 Reporting the Costs of Start-up Activities requires that organization costs be expensed. The Company expects to apply this new accounting pronouncement effective January 1, 1999. The impact of this change in accounting principle would be to reduce assets and increase the deficit accumulated during the development stage by $63,020 as of December 31, 1998.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas requiring estimation are revenue recognition based on the percentage of completion method, loss reserves and the valuation of common stock issued for services.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        (CONTINUED)

Revenue and Cost Recognition. The Company recognized revenue on its contract in process using the percentage-of-completion method of accounting, which is based on the proportion of the contract cost incurred to the estimated total contract cost. Costs incurred and estimated earnings in excess of billings represent the revenue recognized that has not yet been billed.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, overhead, and equipment depreciation.

The contract to produce two outdoor advertising billboards totals $1.7 million, with $885,000 allocated to the first unit. An estimated total loss of approximately $23,000 in the first unit has been recognized as of December 31, 1998. The Company's estimated cost to complete as of December 31, 1998 is $580,000 which it expects to fund with cash, billings on the contract and additional capital.

In accordance with the contract, the Company will bill the customer when certain milestones have been met. There were no billings as of December 31, 1998.

Adjustments to the original estimates of total contract revenue, total contract cost, and extent of progress toward completion are often required as work progresses under the contract and as experience is gained, even though the scope of the work required under the contract may not change. The nature of accounting for contracts is such that refinements of the estimating process for continuously changing conditions and new developments are a characteristic of the process. Accordingly, provisions for losses on contracts are made in the period in which they become evident under the percentage-of-completion method.

Reclassifications. Certain amounts in 1997 financial statements have been reclassified to conform with 1998 presentation.


NOTE 2. RELATED PARTY RECEIVABLES

Related party receivables at December 31, 1998, consist of the following:

     Due from Bio Moda, Inc.                                             $ 5,000
     Due from officer                                                     27,047
     Note receivable from former shareholder bearing
        interest at 8% and due in February, 1999                          15,000
                                                                        --------
                                                                         $47,047
                                                                         =======

The note receivable from former shareholder was issued for $10,000 in the Company's common stock and $5,000 in cash.

NOTE 3. INVESTMENT IN BIO MODA, INC.

During 1998 the Company increased its investment in Bio Moda, Inc. to 21.93 percent. Bio Moda, Inc. is a development stage company involved primarily in the development of technology for the early detection of lung cancer. As a development stage company, Bio Moda, Inc. has not had any revenues and, as of December 31, 1998, was in the process of conducting clinical trials.

There is currently no active market for the common stock of Bio Moda, Inc. The ultimate value of the Company's investment in Bio Moda, Inc. will depend on its ability to complete its research and either commercialize or sell its proprietary technology.

A summary of the financial data relative to Bio Moda, Inc. as of December 31, 1998 is as follows:

     Assets:
        Current assets                                              $  56,223
        Other assets                                                   17,000
                                                                    ---------
                                                                    $  73,223
                                                                    =========

     Liabilities and equity
        Current liabilities                                         $  32,148
        Notes payable to stockholders                                  84,884
        Common stock                                                  372,273
        Deficit accumulated during the development stage             (416,082)
                                                                    ---------
                                                                    $  73,223
                                                                    =========

The investment in Bio Moda, Inc. is accounted for using the equity method A summary of the investment is as follows:

     Original cost, all of which exceeded book value                $ 358,845
     Share of net loss                                                (51,514)
     Amortization of excess of cost
        over book value                                               (16,910)
                                                                    ---------
     Net investment                                                 $ 290,421
                                                                    =========

NOTE 4. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION

Capital Lease Obligation. In July, 1998, the Company entered into a capital lease agreement for equipment valued at $100,499 (net book value of $90,448 at December 31, 1998). The Company made a down payment of $20,170. The remaining amount was financed on a lease with 36 monthly payments of $2,810. Future minimum lease payments are as follows for the years ending December 31:

     1999                                                            $ 33,720
     2000                                                              33,720
     2001                                                              14,050
                                                                     --------
                                                                       81,490

     Less amounts representing interest                               (15,366)
                                                                     --------
                                                                     $ 66,124
                                                                     ========

Long-Term Debt. In October 1998, the Company obtained a note payable from a bank as part of the purchase of an automobile. The note is due in monthly installments of principal and interest (fixed rate of 8 percent) of $817 until October 2002. The note is secured by the automobile and the balance outstanding at year end was $32,799.

Principal payments by year are as follows:

     1999                                                            $  7,475
     2000                                                               8,068
     2001                                                               8,738
     2002                                                               8,518
                                                                     --------
                                                                     $ 32,799
                                                                     ========


NOTE 5. EQUITY TRANSACTIONS

The Company was initially capitalized through the issuance of 500,000 shares for $25,000 in cash. In November 1996, the Company issued 4,500,000 shares in exchange for the outstanding shares of PLZ Tech, Inc. The transaction was accounted for as a purchase and net assets of $285,596, consisting primarily of patents and equipment were recorded. In previous financial statements, the Company did not present unclaimed shares resulting from the merger with PLZ Tech, Inc. as outstanding shares. In the accompanying 1997 and prior financial statements the number of shares outstanding has been restated to include these shares.

During 1997 the Company issued 2,281,212 shares of stock in a public offing, primarily for cash.

During 1998, the Company repurchased 472,200 of its outstanding stock in exchange for $10,000 in notes receivable and $30,385 in cash in various transactions. This stock was subsequently retired.

The Company also issued 9,274,811 shares of common stock in exchange for $1,292,707 in cash, net of sales commissions and other direct costs. Certain of these sales included price maintenance agreements resulting in the issuance of an additional 1,704,464 shares of stock in 1998.

In 1998 the Company issued 2,751,000 shares of common stock in exchange for services from contractors, officers and others. These shares were valued at the estimated fair market value for similar issuances of stock and amounted to $296,470. The Company also issued 315,000 shares to an officer in exchange for a note receivable of $29,000. The notes bears interest at the rate of 7 percent with interest due semiannually and the principal due July, 2001.


NOTE 6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following are the carrying amounts and methods used by the Company in estimating its fair value of financial instruments.

     Cash and Certificates of Deposit. The carrying amounts reported in the balance sheet approximate fair value.

     Marketable Equity Securities. The fair value reported in the balance sheet was based on current market prices.

     Notes Receivable. Management estimates the fair value of notes receivable approximates the carrying value due to their short terms.

     Notes Payable. Management estimates the fair value of notes payable approximates the carrying value due to their short terms.

     Capital Lease and Long-Term Debt. Management estimates the fair value of capital lease obligations and notes payable approximates the carrying value due to their short terms and the fact that they were entered into recently.

The carrying amounts and fair values of the Company's financial instruments are as follows at December 31, 1998:

                                                                       Estimated
                                                          Carrying       Fair
                                                           Amount        Value

     Cash and cash equivalents                            $204,612      204,612
     Certificate of deposit                                 50,000       50,000
     Marketable equity securities (with an
         original cost of $70,034)                          63,159       63,159
     Notes receivable                                       76,047       76,047
     Notes payable                                           5,384        5,384
     Long-term debt and capital lease obligation            98,923       98,923

NOTE 7. INCOME TAXES

At December 31, 1998, the Company had deferred tax assets amounting to approximately $320,000. The deferred tax assets consist primarily of the tax benefit of net operating loss carryforwards and are fully offset by a valuation allowance of the same amount.

The net change in the valuation allowance for deferred tax assets was an increase of approximately $270,000 in the year ending December 31, 1998. The net change is due primarily to the increase in net operating loss carryforwards.

At December 31, 1998, the Company had net operating loss carryforwards of approximately $800,000 available to offset future state and federal taxable income. These carryforwards will expire in 2016 to 2018 for federal tax purposes and 2001 to 2003 for state tax purposes.

NOTE 8. COMMITMENTS

The Company has a non-cancelable operating lease agreement for its office and production space. The agreement is through June 2000 with an option to renew for one additional year.

Rent expense during 1998 and 1997 was $13,634 and $7,570, respectively.

Future minimum lease payments are as follows:

     1999                                                     $ 32,400
     2000                                                       16,200

As of December 31, 1998, there was one stock option outstanding for the purchase of 153,954 shares at $.58 per share by an officer of the Company. The option expires August 1, 1999. During the years ended December 31, 1997 and 1998, there was no stock option activity.