Form 10QSB
period 1999-03-31
ADVANCED OPTICS ELECTRONICS INC
filed 1999-04-26
CIK 1020657

U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended: March 31, 1999


                           Commission file No.0-24511


                        ADVANCED OPTICS ELECTRONICS, INC.
           (Name of small business issuer as specified in its charter)

         Nevada                                           88-0365136
(State of incorporation)                       (IRS Employer Identification No.)

           8301 Washington NE, Suite 4, Albuquerque, New Mexico 87113 (Address of principal executive offices including zip code)

Issuer's telephone number:                                        (505) 797-7878


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The number of issuer's shares of Common Stock outstanding as of March 31, 1999 was 25,678,550

Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

NEFF & RICCI
------------
         LLP


                               Accountants' Report



Board of Directors
Advanced Optics Electronics, Inc.


We have compiled the accompanying balance sheet of Advanced Optics Electronics, Inc. (a development stage company) as of March 31, 1999 and the related statements of operations, changes in stockholders' equity and cash flows for the quarter then ended, the quarter ended March 31, 1998, and the period from May 22, 1996 (inception) through March 31, 1999, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

Neff & Ricci LLP

Albuquerque, New Mexico
April 21, 1999

BALANCE SHEET
March 31, 1999



ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                       $    66,666
    Certificate of deposit                                               50,000
    Marketable equity securities                                         53,191
    Costs and estimated earnings
        in excess of billings on
        uncompleted contract                                            316,575
    Raw materials inventory                                              41,324
    Related party receivables                                            53,001
                                                                    -----------

           Total current assets                                         580,757
                                                                    -----------

FIXED ASSETS, at cost
    Furniture and fixtures                                               25,897
    Computers                                                            29,718
    Technical equipment                                                  98,598
    Automobile                                                           43,313
    Equipment under capital lease                                       100,499
    Leasehold improvements                                                8,595
    Less accumulated depreciation                                       (55,067)
                                                                    -----------

           Total fixed assets                                           251,553
                                                                    -----------

OTHER ASSETS
    Note receivable from officer                                         29,000
    Investment in Bio Moda, Inc.                                        265,850
    Goodwill, net of accumulated amortization
        of $302                                                           4,698
    Patents, net of accumulated amortization
        of $32,917                                                      209,422
    Other assets                                                         30,350
                                                                    -----------
           Total other assets                                           539,320
                                                                    -----------
           Total assets                                             $ 1,371,630
                                                                    ===========


See accompanying notes and accountant's report.

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                $    27,602
    Notes payable                                                         5,384
    Accrued liabilities                                                   8,927
    Current portion of long-term debt
        and capital lease obligation                                     33,331
                                                                    -----------
           Total current liabilities                                     75,244
                                                                    -----------
Long-term portion of long-term debt
    and capital lease obligation                                         58,828
                                                                    -----------
COMMITMENTS

SHAREHOLDERS' EQUITY
    Common stock, authorized 75,000,000 shares,
        $.001 par value, 29,650,897 shares issued
        and outstanding                                                  29,651
    Additional paid-in capital                                        2,394,913
    Deficit accumulated during the development stage                 (1,187,006)
                                                                    -----------

           Total shareholders' equity                                 1,237,558
                                                                    -----------



           Total liabilities and shareholders' equity               $ 1,371,630
                                                                    ===========

STATEMENTS OF OPERATIONS
Quarters Ended March 31, 1999 and 1998,
and the Period from May 22, 1996 (Inception)
Through March 31, 1999

                                                                                       5/22/96
                                                                                     (Inception)
                                                                                       Through
                                                         1999              1998        3/31/99

REVENUES
    Contract revenue                               $     66,375          72,000         316,575
                                                   --------------------------------------------

COSTS AND EXPENSES
    General and administrative                          106,570          53,263         726,705
    Contract costs                                       85,941          35,355         359,081
    Research and development                             48,273           6,690         237,391
                                                   --------------------------------------------

           Total expenses                               240,784          95,308       1,323,177
                                                   --------------------------------------------

    Operating loss                                     (174,409)        (23,308)     (1,006,602)
                                                   --------------------------------------------

OTHER INCOME AND (EXPENSES)
    Interest income                                       1,964              --           2,815
    Unrealized gain (loss) on marketable
        equity securities                                (9,968)             --         (16,843)
    Loss on Bio Moda, Inc.                              (24,571)             --         (92,995)
    Interest expense                                     (3,299)           (247)        (10,361)
                                                   --------------------------------------------

           Total other expenses                         (35,874)           (247)       (117,384)
                                                   --------------------------------------------

           Net loss before cumulative effect
               of change in accounting principle       (210,283)        (23,555)     (1,123,986)

CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING PRINCIPLE                             (63,020)             --         (63,020)
                                                   --------------------------------------------

           Net loss                                    (273,303)             --      (1,187,006)
                                                   --------------------------------------------

Net loss per share before cumulative effect
    of change in accounting principle                     (.008)          (.002)          (.117)

Cumulative effect of change in
    accounting principle                                  (.003)             --           (.007)
                                                   --------------------------------------------

Net loss per share                                 $      (.011)          (.002)          (.124)
                                                   ============================================

Weighted average shares outstanding                  25,252,592       9,728,600       9,569,549
                                                   ============================================

See accompanying notes and accountant's report.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period from May 22, 1996 (Inception) Through
March 31, 1999



                                                             Common Stock
                                                       ------------------------
                                                                         Par
                                                        Shares          Value

Balance, May 22, 1996                                         --    $        --

Stock issued to incorporators for cash                   500,000            500

Stock issued for the net assets of PLZ Tech, Inc.      4,500,000          4,500

Net loss                                                      --             --
                                                      -------------------------

Balance, December 31, 1996                             5,000,000          5,000

Stock issued in public offering                        2,281,212          2,281

Net loss                                                      --             --
                                                      -------------------------

Balance, December 31, 1997                             7,281,212          7,281

Stock issued for cash                                 10,979,275         10,979

Stock issued for services                              2,751,000          2,751

Stock issued in exchange for note receivable             315,000            315

Purchase and retirement of treasury stock               (472,200)          (472)

Net loss                                                      --             --
                                                      -------------------------

Balance, December 31, 1998                            20,854,287         20,854

Stock issued for cash                                  3,259,180          3,259

Stock issued for services                              6,026,681          6,027

Purchase and retirement of treasury stock               (489,251)          (489)

Net loss                                                      --             --
                                                      -------------------------

Balance, March 31, 1999                               29,650,897    $    29,651
                                                      =========================

See accompanying notes and accountant's report.

                                       Equity
                                      (Deficit)
                                     Accumulated
                      Additional     During the       Total
                        Paid-In      Development   Shareholders'
                        Capital         Stage         Equity

               $            --             --             --

                        24,500             --         25,000

                       281,096             --        285,596

                            --        (76,902)       (76,902)
               ---------------------------------------------

                       305,596        (76,902)       233,694

                       362,720             --        365,001

                            --        (84,690)       (84,690)
               ---------------------------------------------

                       668,316       (161,592)       514,005

                     1,281,728             --      1,292,707

                       293,719             --        296,470

                        28,685             --         29,000

                       (39,913)            --        (40,385)

                            --       (752,111)      (752,111)
               ---------------------------------------------

                     2,232,535       (913,703)     1,339,686

                       151,361             --        154,620

                        21,660             --         27,687

                       (10,643)            --        (11,132)

                            --       (273,303)      (273,303)
               ---------------------------------------------

                   $ 2,394,913     (1,187,006)     1,237,558
               =============================================

STATEMENTS OF CASH FLOWS
Quarters Ended March 31, 1999 and 1998,
and the Period from May 22, 1996 (Inception) Through
March 31, 1999

                                                                                    5/22/96
                                                                                  (Inception)
                                                                                    Through
                                                          1999           1998      12/31/98
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss)                                        $ (273,303)      (23,555)   (1,187,006)
    Adjustments to reconcile net loss to net cash
        provided by operating activities:
           Amortization and depreciation expense          23,529         9,470       130,300
           Write off of organization costs                63,020            --        63,020
           Unrealized loss on marketable securities        9,968            --        16,843
           Loss on Bio Moda, Inc.                         24,571            --        92,995
           Issuance of common stock for services          27,687            --       324,157
           Contract receivable                           (66,375)      (72,000)     (316,575)
           Other receivables                              (5,954)       (7,500)      (63,351)
           Inventory                                     (41,324)           --       (41,324)
           Accrued liabilities and accounts payable        1,116         7,047        36,529
                                                      --------------------------------------
               Net cash applied to operating
                  activities                            (237,065)      (86,538)     (944,412)
                                                      --------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of equipment                                (27,605)         (549)     (206,121)
    Investment in Bio Moda, Inc.                              --            --      (358,845)
    Purchase of marketable securities                         --       (35,191)      (70,034)
    Purchase of certificate of deposit                        --            --       (50,000)
    Purchase of other assets                             (10,000)           --       (96,777)
                                                      --------------------------------------
               Net cash applied to investing
                  activities                             (37,605)      (35,740)     (781,777)
                                                      --------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Additions to notes payable                                --            --        94,726
    Payments on notes payable and capital
        lease obligation                                  (6,764)       (3,650)      (97,682)
    Issuance of common stock                             154,620       791,000     1,837,328
    Purchase of treasury stock                           (11,132)           --       (41,517)
                                                      --------------------------------------
               Net cash provided by financing
                  activities                             136,724       787,350     1,792,855
                                                      --------------------------------------

Net increase (decrease) in cash                         (137,946)      665,072        66,666

Cash, beginning of period                                204,612        74,421            --
                                                      --------------------------------------

Cash, end of period                                   $   66,666       739,493        66,666
                                                      ======================================

See accompanying notes and accountant's report.

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

Cash and Cash Equivalents. Cash and cash equivalents include all cash balances and highly liquid debt instruments with an original maturity of three months or less. The Company's cash and certificates of deposit are deposited in financial institutions and are insured only up to $100,000 by the Federal Deposit Insurance Corporation at each institution.

Marketable Equity Securities. The Company classifies all of its marketable equity securities as trading securities. Trading securities are carried at fair value with the unrealized gains and losses reported in the income statement. As of March 31, 1999, gross unrealized gains were $24,983 and gross unrealized losses were $41,826. Realized gains and losses were not material.

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

Other Assets. Organization costs were amortized on a straight-line basis over the period to be benefited of five years up until December 31, 1998. Patents are amortized on a straight-line basis over the remaining estimated useful life of 15 years. Goodwill is amortized over the period to be benefited, or 40 years, whichever is less. The Company continually reviews other assets to assess recoverability from estimated future net cash flows. To date, these reviews have not resulted in a reduction of other assets.

Research and Development Costs. Research and development costs are expensed as incurred.

Advertising. Advertising costs are expensed as incurred and amounted to $538 in 1999 and $1,602 in 1998.

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

Effect of New Accounting Pronouncements. Statement of Position 98-5 Reporting the Costs of Start-up Activities requires that organization costs be expensed. The Company applied this new accounting pronouncement effective January 1, 1999. The impact of this change in accounting principle was to reduce assets and increase the deficit accumulated during the development stage by $63,020 as of December 31, 1998 and is presented as the cumulative effect of an accounting change on the statement of operations. There are no related income tax amounts.

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

The contract to produce two outdoor advertising billboards totals $1.7 million, with $885,000 allocated to the first unit. An estimated total loss of approximately $23,000 in the first unit has been recognized as of March 31, 1999. The Company's estimated cost to complete as of March 31, 1999 is $495,000 which it expects to fund with cash, billings on the contract and additional capital.

In accordance with the contract, the Company will bill the customer when certain milestones have been met. There were no billings as of March 31, 1999.

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

Reclassifications. Certain amounts in 1998 financial statements have been reclassified to conform with 1999 presentation.


NOTE 2. RELATED PARTY RECEIVABLES

Related party receivables at March 31, 1999, consist of the following:

      Due from Bio Moda, Inc.                                            $ 5,000
      Due from officer                                                    33,001
      Note receivable from former shareholder bearing
          interest at 8% and due in February, 1999                        15,000
                                                                         -------

                                                                         $53,001
                                                                         =======

The note receivable from former shareholder was issued for $10,000 in the Company's common stock and $5,000 in cash.

     NOTE 3. INVESTMENT IN BIO MODA, INC.

During 1998 the Company increased its investment in Bio Moda, Inc. to 21.93 percent. Bio Moda, Inc. is a development stage company involved primarily in the development of technology for the early detection of lung cancer. As a development stage company, Bio Moda, Inc. has not had any revenues and, as of March 31, 1999, was in the process of conducting clinical trials.

There is currently no active market for the common stock of Bio Moda, Inc. The ultimate value of the Company's investment in Bio Moda, Inc. will depend on its ability to complete its research and either commercialize or sell its proprietary technology.

A summary of the financial data relative to Bio Moda, Inc. as of December 31, 1998 is as follows:

     Assets:
         Current assets                                               $  56,223
         Other assets                                                    17,000
                                                                      ---------
                                                                      $  73,223
                                                                      =========
     Liabilities and equity
         Current liabilities                                          $  32,148
         Notes payable to stockholders                                   84,884
         Common stock                                                   372,273
         Deficit accumulated during the development stage              (416,082)
                                                                      ---------
                                                                      $  73,223
                                                                      =========
The investment in Bio Moda, Inc. is accounted for using the equity method. A summary of the investment as of March 31, 1999 is as follows:

     Original cost, all of which exceeded book value                  $ 358,845
     Share of net loss                                                  (70,104)
     Amortization of excess of cost
         over book value                                                (22,891)
                                                                      ---------
     Net investment                                                   $ 265,850
                                                                      =========

     NOTE 4. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION

Capital Lease Obligation. In July, 1998, the Company entered into a capital lease agreement for equipment valued at $100,499 (net book value of $82,073 at March 31, 1999). The Company made a down payment of $20,170. The remaining amount was financed on a lease with 36 monthly payments of $2,810. Future minimum lease payments are as follows for the years ending March 31:

     1999                                                              $ 33,720
     2000                                                                33,720
     2001                                                                 5,620
                                                                       --------
                                                                         73,060

     Less amounts representing interest                                 (12,475)
                                                                       --------

                                                                       $ 60,585
                                                                       ========

Long-Term Debt. In October 1998, the Company obtained a note payable from a bank as part of the purchase of an automobile. The note is due in monthly installments of principal and interest (fixed rate of 8 percent) of $817 until October 2002. The note is secured by the automobile and the balance outstanding at March 31, 1999 was $31,574.

Principal payments for the years ending March 31 are as follows:

     2000                                                              $  7,475
     2001                                                                 8,068
     2002                                                                 8,738
     2003                                                                 7,293
                                                                       --------

                                                                       $ 31,574
                                                                       ========

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

During the quarter ended March 31, 1999, the Company repurchased 489,251 shares of its outstanding stock for $11,132 in cash. These shares were retired. The Company also sold 3,259,180 shares for $154,620 in cash and issued 5,537,430 shares for services which were valued at $27,687.

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

The carrying amounts and fair values of the Company's financial instruments are as follows at March 31, 1999:
                                                                     Estimated
                                                         Carrying       Fair
                                                          Amount       Value

     Cash and cash equivalents                           $66,666       66,666
     Certificate of deposit                               50,000       50,000
     Marketable equity securities (with an
         original cost of $70,034)                        53,191       53,191
     Notes receivable                                     82,001       82,001
     Notes payable                                         5,384        5,384
     Long-term debt and capital lease obligation          92,159       92,159

NOTE 7. INCOME TAXES

At March 31, 1999, the Company had deferred tax assets amounting to approximately $400,000. The deferred tax assets consist primarily of the tax benefit of net operating loss carryforwards and are fully offset by a valuation allowance of the same amount.

The net change in the valuation allowance for deferred tax assets was an increase of approximately $80,000 in the quarter ending March 31, 1999. The net change is due primarily to the increase in net operating loss carryforwards.

At March 31, 1999, the Company had net operating loss carryforwards of approximately $1,000,000 available to offset future state and federal taxable income. These carryforwards will expire in 2016 to 2018 for federal tax purposes and 2001 to 2003 for state tax purposes.

NOTE 8. COMMITMENTS

The Company has a non-cancelable operating lease agreement for its office and production space. The agreement is through June 2000 with an option to renew for one additional year.

Rent expense during 1998 and 1997 was $9,875 and $2,100, respectively.

Future minimum lease payments for the years ending March 31, are as follows:

     2000                                                        $32,400
     2001                                                          8,100

As of March 31, 1999, there was one stock option outstanding for the purchase of 153,954 shares at $.58 per share by an officer of the Company. The option expires August 1, 1999. During the quarters ended March 31, 1998 and 1999, there was no stock option activity.

                        ADVANCED OPTICS ELECTRONICS, INC.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATION

Advanced Optics Electronics, Inc. (ADOT-NASDAQ BB) (the "Company") is a development stage technology company based in Albuquerque, New Mexico. The Company is primarily engaged in the development, production and sales of its novel and innovative electronic flat panel displays. The result of research and development activities will be the manufacturing of large-scale flat panel displays utilizing its patented technology. These large-scale flat panel displays will be marketed and sold to the outdoor advertising billboard market.

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

Liquidity and Capital Resources

The Company relies upon the purchase of its securities by investors to provide capital. Capital is required for the development of prototype units and manufacturing operations. Operating revenues from initial contracts also contribute to operating liquidity. The Company's holding of stock in BioModa, Inc will provide additional liquidity.

     BioModa is a biomedical development company. The Company's ownership of BioModa, as of March 31, 1999, was 21.93%. The Company holds options to increase this position to 26.4%. No immediate family members of officers or directors of Advanced Optics Electronics, Inc. are securities holders of BioModa.

During the quarter ended March 31, 1999 $75,878 was spent for the purchase of equipment and product development costs. Funds for operation needs, product development and capital expenditures were provided from the sale of securities and cash reserves. Product development expenditures are expected to be approximately $200,000 in fiscal 1999.

Management believes that sales of securities, cash reserves and contract revenue will provide adequate liquidity and capital resources to meet the anticipated development stage requirements through the third quarter of fiscal year 1999. At that time it is anticipated that sales of flat panel displays will begin and contribute to operating revenues. It is anticipated that these sales will provide the additional capital resources to fund the proportionately higher working capital requirements of production and sales initiatives. The Company currently has no other significant commitments for capital expenditures in 1999.

Results of Continuing Operations

Comparison of the Three-Month Periods Ended March 31, 1999 and 1998

Revenues decreased to $66,375 in the first quarter of 1999 as compared to $72,000 in the first quarter of 1998.

Research, development and technical costs increased to $48,273 in the first quarter of 1999 from $6,690 in the first quarter of 1998. The increase in these costs is due primarily to increased research and development efforts and resources.

General and administrative costs increased to $106,570 in the first quarter of 1999 from $53,263 in the first quarter of 1998 due to increases in salaries related to additional personnel and increases in professional fees.

Depreciation increased to $23,529 in the first quarter of 1999 from $9,470 in the first quarter of 1998 due primarily to depreciation expense for equipment acquired under capital leases.

                           PART II. OTHER INFORMATION

Item 1. Legal proceedings

The Company is not a party to any legal proceeding, the adverse outcome of which, in management's opinion, would have a material adverse effect on the Company's operating results.

Item 2. Changes in securities

During the first quarter of fiscal year 1999 there was a 4,949,972 increase in shares of common stock.

Item 3. Defaults upon senior securities - Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company's security holders during the first quarter of fiscal year 1999.

Item 5. Other Information - Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits
27.1 Financial Data Schedule

(b) Reports on Form 8-K
No reports on Form 8-K were filed by the company during the three-month period ending March 31, 1999

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Dated: April 23, 1999

                                            ADVANCED OPTICS ELECTRONICS, INC.


                                            BY: /s/Leslie S. Robins
                                                ----------------------------
                                            Leslie S. Robins
                                            Chief Accounting Officer
                                            (Principal Accounting Officer)


                                            BY: /s/Leslie S. Robins
                                                ----------------------------
                                            Leslie S. Robins
                                            Executive Vice President
                                            (Principal Executive Officer)

                   Appendix A to Item 601(c) of Regulation S-B
                       Commercial and Industrial Companies
                           Article 5 of Regulation S-X


----------------------------------------------------------------------------------------------------------
      Item Number                       Item Description                                       Amount
----------------------------------------------------------------------------------------------------------
5-02(1)           Cash and cash items                                                             $66,666
----------------------------------------------------------------------------------------------------------
5-02(2)           Marketable securities                                                           $53,191
----------------------------------------------------------------------------------------------------------
5-02(3)(a)(1)     Notes and accounts receivable-trade                                             $53,001
----------------------------------------------------------------------------------------------------------
5-02(4)           Allowances for doubtful accounts                                                    N/A
----------------------------------------------------------------------------------------------------------
5-02(6)           Inventory                                                                       $41,324
----------------------------------------------------------------------------------------------------------
5-02(9)           Total current assets                                                           $580,757
----------------------------------------------------------------------------------------------------------
5-02(13)          Property, plant and equipment                                                  $251,553
----------------------------------------------------------------------------------------------------------
5-02(14)          Accumulated depreciation                                                      ($55,067)
----------------------------------------------------------------------------------------------------------
5-02(18)          Total assets                                                                 $1,371,630
----------------------------------------------------------------------------------------------------------
5-02(21)          Total current liabilities                                                       $75,244
----------------------------------------------------------------------------------------------------------
5-02(22)          Bonds, mortgages and similar debt                                               $58,828
----------------------------------------------------------------------------------------------------------
5-02(28)          Preferred stock-mandatory redemption                                                N/A
----------------------------------------------------------------------------------------------------------
5-02(29)          Preferred stock-no mandatory redemption                                             N/A
----------------------------------------------------------------------------------------------------------
5-02(30)          Common stock                                                                 $1,237,558
----------------------------------------------------------------------------------------------------------
5-02(31)          Other stockholder's equity                                                          N/A
----------------------------------------------------------------------------------------------------------
5-02(32)          Total liabilities and stockholder's equity                                   $1,371,630
----------------------------------------------------------------------------------------------------------
5-03(b)1(a)       Net sales of tangible products                                                  $66,375
----------------------------------------------------------------------------------------------------------
5-03(b)1          Total revenues                                                                  $66,375
----------------------------------------------------------------------------------------------------------
5-03(b)2(a)       Cost of tangible goods sold                                                    $240,784
----------------------------------------------------------------------------------------------------------
5-03(b)2          Total costs and expenses applicable to sales and revenues                      $240,784
----------------------------------------------------------------------------------------------------------
5-03(b)3          Other costs and expenses                                                        $35,874
----------------------------------------------------------------------------------------------------------
5-03(b)5          Provision for doubtful accounts and notes                                           N/A
----------------------------------------------------------------------------------------------------------
5-03(b)8          Interest and amortization of debt discount                                     ($3,299)
----------------------------------------------------------------------------------------------------------
5-03(b)10         Income before taxes and other items                                          ($273,303)
----------------------------------------------------------------------------------------------------------
5-03(b)11         Income tax expense                                                                  N/A
----------------------------------------------------------------------------------------------------------
5-03(b)14         Income/loss continuing operations                                            ($174,409)
----------------------------------------------------------------------------------------------------------
5-03(b)15         Discontinued operations                                                             N/A
----------------------------------------------------------------------------------------------------------
5-03(b)17         Extraordinary items                                                                 N/A
----------------------------------------------------------------------------------------------------------
5-03(b)18         Cumulative effect-changes in accounting principals                            ($63,020)
----------------------------------------------------------------------------------------------------------
5-03(b)19         Net income or loss                                                           ($273,303)
----------------------------------------------------------------------------------------------------------
5-03(b)20         Earnings per share - primary                                                   ($0.011)
----------------------------------------------------------------------------------------------------------
5-03(b)20         Earnings per share - fully diluted                                                  N/A
----------------------------------------------------------------------------------------------------------