Form 10QSB
period 1999-06-30
ADVANCED OPTICS ELECTRONICS INC
filed 1999-08-16
CIK 1020657

U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended: June 30, 1999


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The number of issuer's shares of Common Stock outstanding as of June 30, 1999 was 35,035,435

Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

ADVANCED OPTICS ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)

                                               ADVANCED OPTICS ELECTRONICS, INC.
                                                  (A DEVELOPEMENT STAGE COMPANY)


                                                                FINANCIAL REPORT

                                                                   JUNE 30, 1999

                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)







                                    CONTENTS

                                                                            Page

ACCOUNTANTS' REPORT                                                            1

FINANCIAL STATEMENTS

     Balance Sheet                                                             2

     Statements of Operations                                                  4

     Statements of Changes in Stockholders' Equity                             6

     Statements of Cash Flows                                                  8

     Notes to Financial Statements                                            10

NEFF & RICCI LLP
---------------------------------
CERTIFIED PUBLIC ACCOUNTANTS
7001 PROSPECT PLACE NE
ALBUQUERQUE, NM  87110




                               Accountants' Report



Board of Directors
Advanced Optics Electronics, Inc.


We have compiled the accompanying balance sheet of Advanced Optics Electronics, Inc. (a development stage company) as of June 30, 1999, and the related statements of operations, changes in stockholders' equity and cash flows for the quarter and six months ended June 30, 1999 and 1998, and the period from May 22, 1996 (inception) through June 30, 1999, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.


/s/ Neff & Ricci LLP

Albuquerque,  New Mexico
August 9, 1999

ADVANCED OPTICS ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
June 30, 1999



ASSETS

CURRENT ASSETS
    Cash and cash equivalents                    $   360,664
    Certificate of deposit                           104,800
    Marketable equity securities                      51,230
    Costs and estimated earnings
        in excess of billings on
        uncompleted contract                         386,575
    Raw materials inventory                           41,324
    Related party receivables                         55,508
                                                 -----------

           Total current assets                    1,000,101


FIXED ASSETS, at cost
    Furniture and fixtures                            26,479
    Computers                                         32,068
    Technical equipment                              122,090
    Automobile                                        43,313
    Equipment under capital lease                    100,499
    Leasehold improvements                            15,228
    Less accumulated depreciation                    (78,010)
                                                 -----------

           Total fixed assets                        261,667


OTHER ASSETS
    Note receivable from officer                      29,000
    Investment in Bio Moda, Inc.                     251,893
    Goodwill, net of accumulated amortization
        of $333                                        4,667
    Patents, net of accumulated amortization
        of $36,481                                   205,858
    Note origination costs, net of accumulated
        amortization of $833                          19,167
    Other assets                                      30,350
                                                 -----------

           Total other assets                        540,935

           Total assets                          $ 1,802,703
                                                 ===========

See accompanying notes and accountants'  report.

ADVANCED OPTICS ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                       $    27,602
    Notes payable                                                5,384
    Accrued liabilities                                          5,922
    Current portion of long-term debt
        and capital lease obligation                            40,766
                                                           -----------
           Total current liabilities                            79,674
                                                           -----------
Long-term portion of long-term debt
    and capital lease obligation                               561,220
                                                           -----------
COMMITMENTS

SHAREHOLDERS' EQUITY
    Common stock, authorized 75,000,000 shares,
        $.001 par value, 35,035,435 shares issued
        and outstanding                                         35,035
    Additional paid-in capital                               2,693,597
    Deficit accumulated during the development stage        (1,566,823)
                                                           -----------

           Total shareholders' equity                        1,161,809
                                                           -----------
           Total liabilities and shareholders' equity      $ 1,802,703
                                                           ===========

ADVANCED OPTICS ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Quarters Ended June 30, 1999 and 1998


                                                      1999                 1998
                                                  ------------        ------------
REVENUES
    Contract revenue                              $     70,000                --
                                                  ------------        ------------

COSTS AND EXPENSES
    General and administrative                         305,972              79,428
    Contract costs                                      78,178              52,479
    Research and development                            38,167               9,928
                                                  ------------        ------------

           Total expenses                              422,317             141,835
                                                  ------------        ------------

    Operating loss                                    (352,317)           (141,835)
                                                  ------------        ------------

OTHER INCOME AND (EXPENSES)
    Interest income                                      5,105                --
    Unrealized gain (loss) on marketable
        equity securities                              (12,961)               --
    Loss on Bio Moda, Inc.                             (13,957)             (9,288)
    Interest expense                                    (5,687)               (478)
                                                  ------------        ------------

           Total other expenses                        (27,500)             (9,766)
                                                  ------------        ------------

           Net loss                                   (379,817)           (151,601)
                                                  ------------        ------------

Other comprehensive income, net of tax:
    Unrealized holding losses on securities               --              (200,020)
                                                  ------------        ------------

Comprehensive loss                                $   (379,817)           (351,621)
                                                  ============        ============

Net loss per share                                $      (.012)              (.012)
                                                  ============        ============

Weighted average shares outstanding                 32,343,166          13,024,275
                                                  ============        ============

See accompanying notes and accountants'  report.

ADVANCED OPTICS ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (CONTINUED)
Six Months Ended June 30, 1999 and 1998, and the Period from May 22, 1996 (Inception)
Through June 30, 1999


                                                                                                  5/22/96
                                                                                                (Inception)
                                                                                                  Through
                                                           1999                1998               6/30/99
                                                       ------------        ------------        ------------
REVENUES
    Contract revenue                                   $    136,375              72,000             386,575
                                                       ------------        ------------        ------------

COSTS AND EXPENSES
    General and administrative                              412,542             132,691           1,032,677
    Contract costs                                          164,119              87,834             437,259
    Research and development                                 86,440              16,618             275,558
                                                       ------------        ------------        ------------

           Total expenses                                   663,101             237,134           1,745,494
                                                       ------------        ------------        ------------

    Operating loss                                         (526,726)           (165,143)         (1,358,919)
                                                       ------------        ------------        ------------

OTHER INCOME AND (EXPENSES)
    Interest income                                           7,069                --                 7,920
    Unrealized gain (loss) on marketable
        equity securities                                   (22,929)               --               (29,804)
    Loss on Bio Moda, Inc.                                  (38,528)             (9,288)           (106,952)
    Interest expense                                         (8,986)               (725)            (16,048)
                                                       ------------        ------------        ------------

           Total other expenses                             (63,374)            (10,013)           (144,884)
                                                       ------------        ------------        ------------

           Net loss before cumulative effect
               of change in accounting principle           (590,100)           (175,156)         (1,503,803)

CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING PRINCIPLE                                 (63,020)               --               (63,020)
                                                       ------------        ------------        ------------

           Net loss                                    $   (653,120)           (175,156)         (1,566,823)
                                                       ============        ============        ============

Net loss per share before cumulative effect
    of change in accounting principle                  $      (.021)              (.015)              (.132)

Cumulative effect of change in
    accounting principle                                      (.002)               --                 (.006)
                                                       ------------        ------------        ------------

Net loss per share                                     $      (.023)              (.015)              (.138)
                                                       ============        ============        ============

Weighted average shares outstanding                      28,797,880          11,376,438          11,391,411
                                                       ============        ============        ============

See accompanying notes and accountants'  report.

ADVANCED OPTICS ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period from May 22, 1996 (Inception) Through
June 30, 1999



                                                                 Common Stock
                                                        ------------------------------
                                                                               Par
                                                             Shares           Value
Balance, May 22, 1996                                          --          $      --

Stock issued to incorporators for cash                      500,000                500

Stock issued for the net assets of PLZ Tech, Inc.         4,500,000              4,500

Net loss                                                       --                 --
                                                        -----------        -----------

Balance, December 31, 1996                                5,000,000              5,000

Stock issued in public offering                           2,281,212              2,281

Net loss                                                       --                 --
                                                        -----------        -----------

Balance, December 31, 1997                                7,281,212              7,281

Stock issued for cash                                    10,979,275             10,979

Stock issued for services                                 2,751,000              2,751

Stock issued in exchange for note receivable                315,000                315

Purchase and retirement of treasury stock                  (472,200)              (472)

Net loss                                                       --                 --
                                                        -----------        -----------

Balance, December 31, 1998                               20,854,287             20,854

Stock issued for cash                                     3,259,180              3,259

Stock issued for services                                 6,026,681              6,027

Purchase and retirement of treasury stock                  (489,251)              (489)

Net loss                                                       --                 --

Balance, March 31, 1999                                  29,650,897             29,651

Stock issued for cash                                     1,437,050              1,437

Stock issued for services                                 3,947,488              3,947

Net loss                                                       --                 --
                                                        -----------        -----------

Balance, June 30, 1999                                   35,035,435        $    35,035
                                                        ===========        ===========


See accompanying notes and accountants,  report.

                                    Equity
                                   (Deficit)
                                  Accumulated
                  Additional       During the          Total
                   Paid-In        Development      Shareholders'
                   Capital           Stage            Equity

                 $      --               --               --

                      24,500             --             25,000

                     281,096             --            285,596

                        --            (76,902)         (76,902)
                 -----------      -----------      -----------

                     305,596          (76,902)         233,694

                     362,720             --            365,001

                        --            (84,690)         (84,690)
                 -----------      -----------      -----------

                     668,316         (161,592)         514,005

                   1,281,728             --          1,292,707

                     293,719             --            296,470

                      28,685             --             29,000

                     (39,913)            --            (40,385)

                        --           (752,111)        (752,111)
                 -----------      -----------      -----------

                   2,232,535         (913,703)       1,339,686

                     151,361             --            154,620

                      21,660             --             27,687

                     (10,643)            --            (11,132)

                        --           (273,303)        (273,303)

                   2,394,913       (1,187,006)       1,237,558

                     111,547             --            112,984

                     187,137             --            191,084

                        --           (379,817)        (379,817)
                 -----------      -----------      -----------

                 $ 2,693,597       (1,566,823)       1,161,809
                 ===========      ===========      ===========

ADVANCED OPTICS ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Quarters Ended June 30, 1999 and 1998

                                                               1999           1998

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                $(379,817)      (151,601)
    Adjustments to reconcile net loss to net cash
        provided by operating activities:
           Amortization and depreciation expense               27,371         13,091
           Unrealized loss on marketable securities            12,961           --
           Loss on Bio Moda, Inc.                              13,957          9,288
           Issuance of common stock for services              191,084           --
           Issuance of notes payable for services              50,000           --
           Contract receivable                                (70,000)          --
           Other receivables                                   (2,507)        15,679
           Accrued liabilities and accounts payable            (3,005)        (6,531)
                                                            ---------      ---------
               Net cash applied to operating
                  activities                                 (159,956)      (120,074)
                                                            ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of equipment                                     (33,057)       (34,203)
    Investment in Bio Moda, Inc.                                 --         (300,000)
    Purchase of marketable securities                         (11,000)          --
    Purchase of certificate of deposit                        (54,800)          --
    Purchase of other assets                                     --             --
                                                            ---------      ---------
               Net cash applied to investing
                  activities                                  (98,857)      (334,203)
                                                            ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Additions to notes payable                                443,000           --
    Payments on notes payable and capital
        lease obligation                                       (3,173)        (8,021)
    Issuance of common stock                                  112,984        113,952
    Purchase of treasury stock                                   --          (18,552)
                                                            ---------      ---------
               Net cash provided by financing
                  activities                                  552,811         87,379
                                                            ---------      ---------

Net increase (decrease) in cash                               293,998       (366,898)

Cash, beginning of period                                      66,666        739,493
                                                            ---------      ---------

Cash, end of period                                         $ 360,664        372,595
                                                            =========      =========

See accompanying notes and accountants'  report.

ADVANCED OPTICS ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (CONTINUED)
Six Months Ended June 30, 1999 and 1998, and the Period from May 22, 1996 (Inception) Through
June 30, 1999

                                                                                          5/22/96
                                                                                        (Inception)
                                                                                          Through
                                                            1999            1998         12/31/98
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                            $ (653,120)       (175,156)     (1,566,823)
    Adjustments to reconcile net loss to net cash
        provided by operating activities:
           Amortization and depreciation expense            50,900          22,561         157,671
           Write off of organization costs                  63,020            --            63,020
           Unrealized loss on marketable securities         22,929            --            29,804
           Loss on Bio Moda, Inc.                           38,528           9,288         106,952
           Issuance of common stock for services           218,771            --           515,241
           Issuance of notes payable for services           50,000            --            50,000
           Contract receivable                            (136,375)        (72,000)       (386,575)
           Other receivables                                (8,461)          8,179         (65,858)
           Inventory                                       (41,324)           --           (41,324)
           Accrued liabilities and accounts payable         (1,889)            516          33,524
                                                        ----------      ----------      ----------
               Net cash applied to operating
                  activities                              (397,021)       (206,612)     (1,104,368)
                                                        ----------      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of equipment                                  (60,662)        (34,752)       (239,178)
    Investment in Bio Moda, Inc.                              --          (300,000)       (358,845)
    Purchase of marketable securities                      (11,000)        (35,191)        (81,034)
    Purchase of certificate of deposit                     (54,800)           --          (104,800)
    Purchase of other assets                               (10,000)           --           (96,777)
                                                        ----------      ----------      ----------
               Net cash applied to investing
                  activities                              (136,462)       (369,943)       (880,634)
                                                        ----------      ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Additions to notes payable                             443,000            --           537,726
    Payments on notes payable and capital
        lease obligation                                    (9,937)        (11,671)       (100,855)
    Issuance of common stock                               267,604         904,952       1,950,312
    Purchase of treasury stock                             (11,132)        (18,552)        (41,517)
                                                        ----------      ----------      ----------
               Net cash provided by financing
                  activities                               689,535         874,729       2,345,666
                                                        ----------      ----------      ----------

Net increase (decrease) in cash                            156,052         298,174         360,664

Cash, beginning of period                                  204,612          74,421            --
                                                        ----------      ----------      ----------

Cash, end of period                                     $  360,664         372,595         360,664
                                                        ==========      ==========      ==========

See accompanying notes and accountants' report.

ADVANCED OPTICS ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)

See accompanying notes and accountants' report.

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business. Advanced Optics Electronics, Inc. (the Company) is a developmental stage technology company with its principal focus on the development and production of large-scale flat panel displays. The Company is currently continuing its research and development of this product. Upon substantial completion of the research and development of the large flat panel display, the Company plans to make the transition from a developmental stage company to selling and producing this product. The market for the large-scale flat panel will include, but not be limited to, cockpit displays, flat panel computer monitors, and advertising billboards. Advanced Optics Electronics, Inc. plans to focus on producing and selling the large-scale flat panel displays for outdoor advertising billboards, which is currently the only industry segment it operates in.

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

Cash and Cash Equivalents. Cash and cash equivalents include all cash balances and highly liquid debt instruments with an original maturity of three months or less. The Company's cash and certificates of deposit are deposited in financial institutions and are insured only up to $100,000 by the Federal Deposit Insurance Corporation.

Marketable Equity Securities. The Company classifies all of its marketable equity securities as trading securities. Trading securities are carried at fair value with the unrealized gains and losses reported in the income statement. As of June 30, 1999, gross unrealized gains were $24,983 and gross unrealized losses were $54,787. Realized gains and losses were not material.

Inventory. Inventory consists of raw materials and is carried at the lower of cost (specific identification) or market.

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

Depreciation. Depreciation of property, plant and equipment is provided over the estimated useful lives of the respective assets ranging from 3 to 10 years using straight line and declining balance methods.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        (CONTINUED)

Other Assets. Organization costs were amortized on a straight-line basis over the period to be benefited of five years up until December 31, 1998. Patents are amortized on a straight-line basis over the remaining estimated useful life of 15 years. Goodwill is amortized over the period to be benefited, or 40 years, whichever is less. Debt origination costs are amortized over the life of the related notes payable. The Company continually reviews other assets to assess recoverability from estimated future net cash flows. To date, these reviews have not resulted in a reduction of other assets.

Research and Development Costs. Research and development costs are expensed as incurred.

Income Taxes. The Company accounts for its income taxes using the liability method. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has provided a valuation allowance to offset the benefit of any net operating loss carryforwards or deductible temporary differences.

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

The contract to produce two outdoor advertising billboards totals $1.7 million, with $885,000 allocated to the first unit. An estimated total loss of approximately $51,000 in the first unit has been recognized as of June 30, 1999. The Company's estimated cost to complete as of June 30, 1999 is $495,000 which it expects to fund with cash, billings on the contract and additional capital.

In accordance with the contract, the Company will bill the customer when certain milestones have been met. There were no billings as of June 30, 1999.

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

Reclassifications. Certain amounts in 1998 financial statements have been reclassified to conform with 1999 presentation.


NOTE 2. RELATED PARTY RECEIVABLES

Related party receivables at June 30, 1999, consist of the following:

    Due from officer                                            $  40,508
    Note receivable from former shareholder bearing
        interest at 8% and due in February, 1999                   15,000
                                                                ---------

                                                                $  55,508
                                                                =========

The note receivable from former shareholder was issued for $10,000 in the Company's common stock and $5,000 in cash.

NOTE 3. INVESTMENT IN BIO MODA, INC.

During 1998 the Company increased its investment in Bio Moda, Inc. to 21.93 percent. Bio Moda, Inc. is a development stage company involved primarily in the development of technology for the early detection of lung cancer. As a development stage company, Bio Moda, Inc. has not had any revenues and, as of June 30, 1999, was in the process of conducting clinical trials.

There is currently no active market for the common stock of Bio Moda, Inc. The ultimate value of the Company's investment in Bio Moda, Inc. will depend on its ability to complete its research and either commercialize or sell its proprietary technology.

A summary of the financial data relative to Bio Moda, Inc. as of December 31, 1998 is as follows:

    Assets:
        Current assets                                             $     56,223
        Other assets                                                     17,000
                                                                   ------------
                                                                   $     73,223
                                                                   ============
    Liabilities and equity
        Current liabilities                                        $     32,148
        Notes payable to stockholders                                    84,884
        Common stock                                                    372,273
        Deficit accumulated during the development stage               (416,082)
                                                                   ------------
                                                                   $     73,223
                                                                   ============

The investment in Bio Moda, Inc. is accounted for using the equity method. A summary of the investment as of June 30, 1999 is as follows:

    Original cost, all of which exceeded book value                $    358,845
    Share of net loss                                                   (78,080)
    Amortization of excess of cost
        over book value                                                 (28,872)
                                                                   ------------
    Net investment                                                 $    251,893
                                                                   ============

NOTE 4. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION

Capital Lease Obligation. In July, 1998, the Company entered into a capital lease agreement for equipment valued at $100,499 (net book value of $77,048 at June 30, 1999). The Company made a down payment of $20,170. The remaining amount was financed on a lease with 36 monthly payments of $2,810. Future minimum lease payments are as follows for the years ending June 30:

     2000                                                          $     33,720
     2001                                                                33,720
                                                                   ------------
                                                                         67,440

     Less amounts representing interest                                 (10,748)
                                                                   ------------
                                                                   $     56,692
                                                                   ============

Long-Term Debt. In October 1998, the Company obtained a note payable from a bank as part of the purchase of an automobile. The note is due in monthly installments of principal and interest (fixed rate of 8 percent) of $817 until October 2002. The note is secured by the automobile and the balance outstanding at June 30, 1999 was $29,743.

In April 1999, the Company obtained a note payable from a bank to purchase equipment. The note is due in 36 monthly installments of principal and interest (bank index rate plus 1.5 percent which was 9.25 percent at June 30, 1999) of $409. The note is secured by equipment and the balance outstanding at June 30, 1999 was $12,592.

Convertible Notes. On June 3, 1999, the Company issued $500,000 in convertible notes which bear interest at an annual rate of 8 percent and mature (principal and interest) on May 31, 2001. The notes are convertible into shares of common stock at a 25 percent discount to the closing bid price of a share of common stock at the time of conversion The notes were issued in exchange for $430,000 in cash $50,000 in legal services and $20,000 in commissions. The commissions have been capitalized as debt origination costs and are being amortized over the life of the notes. The notes are unsecured.

Principal payments for long-term debt and convertible notes for the years ending June 30 are as follows:

     2000                                                         $   12,542
     2001                                                            515,359
     2002                                                             12,845
     2003                                                              4,548
                                                                  ----------
                                                                  $  545,294
                                                                  ==========

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

During the quarter ended June 30, 1999, the Company sold 1,437,050 shares of common stock for $112,984 in cash and issued 3,947,488 shares in exchange for services from officers and directors.

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

The carrying amounts and fair values of the Company's financial instruments are as follows at June 30, 1999:

                                                                      Estimated
                                                        Carrying         Fair
                                                         Amount         Value

     Cash and cash equivalents                        $  360,664       360,664
     Certificate of deposit                              104,800       104,800
     Marketable equity securities (with an
       original cost of $81,034)                          51,230        51,230
     Notes payable                                        29,000        29,000
     Long-term debt and capital lease obligation         601,986       601,986

NOTE 7. INCOME TAXES

At June 30, 1999, the Company had deferred tax assets amounting to approximately $520,000. The deferred tax assets consist primarily of the tax benefit of net operating loss carryforwards and are fully offset by a valuation allowance of the same amount.

The net change in the valuation allowance for deferred tax assets was an increase of approximately $120,000 in the quarter ending June 30, 1999 and $200,000 for the six months ending June 30, 1999. The net change is due primarily to the increase in net operating loss carryforwards.

At June 30, 1999, the Company had net operating loss carryforwards of approximately $1,300,000 available to offset future state and federal taxable income. These carryforwards will expire in 2016 to 2018 for federal tax purposes and 2001 to 2003 for state tax purposes.


NOTE 8. COMMITMENTS

The Company has a non-cancelable operating lease agreement for its office and production space. The agreement is through June 2000 with an option to renew for one additional year.

Rent expense during the quarters ending June 30, 1999 and 1998 was $8,150 and $3,900, respectively. For the six months then ended it was $18,025 and $6,000, respectively.

Future minimum lease payments for the years ending June 30, are as follows:

     2000                                       $ 32,400

As of June 30, 1999, there was one stock option outstanding for the purchase of 153,954 shares at $.58 per share by an officer of the Company. The option expires August 1, 1999. During the six months ended June 30, 1998 and 1999, there was no stock option activity.

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

BioModa is a biomedical development company. The Company's ownership of BioModa, as of June 30, 1999, was 21.93%. No immediate family members of officers or directors of Advanced Optics Electronics, Inc. are securities holders of BioModa.

During the six months ended June 30, 1999 $147,102 was spent for the purchase of equipment and product development costs. Funds for operation needs, product development and capital expenditures were provided from the sale of securities and cash reserves. Product development expenditures are expected to be approximately $250,000 in fiscal 1999.

Management believes that sales of securities, cash reserves and contract revenue will provide adequate liquidity and capital resources to meet the anticipated development stage requirements through the end of fiscal year 1999. At that time it is anticipated that sales of flat panel displays will begin and contribute to operating revenues. It is anticipated that these sales will provide the additional capital resources to fund the proportionately higher working capital requirements of production and sales initiatives. The Company currently has no other significant commitments for capital expenditures in 1999.

Results of Continuing Operations

Comparison of the Six-Month Periods Ended June 30, 1999 and 1998

Revenues increased to $136,375 in the first half of 1999 as compared to $72,000 in the first half of 1998.

Research, development and technical costs increased to $86,440 in the first half of 1999 from $16,618 in the first half of 1998. The increase in these costs is due primarily to increased research and development efforts and resources.

General and administrative costs increased to $412,542 in the first half of 1999 from $132,691 in the first half of 1998 due to increases in salaries related to additional personnel and increases in professional fees.

Depreciation increased to $78,010 in the first half of 1999 from $9,610 in the first half of 1998 due primarily to depreciation expense for equipment purchased and acquired under capital leases.

                           PART II. OTHER INFORMATION

Item 1. Legal proceedings

The Company is not a party to any legal proceeding, the adverse outcome of which, in management's opinion, would have a material adverse effect on the Company's operating results.

Item 2. Changes in securities

During the second quarter of fiscal year 1999 there was a 9,356,885 increase in shares of common stock.

Item 3. Defaults upon senior securities - Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company's security holders during the second quarter of fiscal year 1999.

Item 5. Other Information - Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
27.1 Financial Data Schedule

(b) Reports on Form 8-K
No reports on Form 8-K were filed by the company during the three-month period ending June 30, 1999

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report on Form 10QSB to be signed on its behalf by the undersigned, thereunto duly autorized.

                                        Dated: August 12, 1999

                                        ADVANCED OPTICS ELECTRONICS, INC.

                                        BY: /s/ John J. Cousins
                                            ----------------------------------
                                        John J. Cousins
                                        Chief Accounting Officer
                                        (Principal Accounting Officer)

                                        BY: /s/ Leslie S. Robins
                                            ----------------------------------
                                        Leslie S. Robins
                                        Executive Vice President
                                        (Principal Executive Officer)