Form 10QSB
period 1999-09-30
ADVANCED OPTICS ELECTRONICS INC
filed 1999-11-12
CIK 1020657

U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended: September 30, 1999


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

The number of issuer's shares of Common Stock outstanding as of September 30, 1999 was 42,541,431

Transitional Small Business Disclosure Format (check one): Yes ____ No  X

ADVANCED OPTICS ELECTRONICS, INC.
BALANCE SHEET (Unaudited)
September 30, 1999

ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                       $   241,989
    Certificate of deposit                                              105,251
    Marketable equity securities                                         67,571
    Costs and estimated earnings
        in excess of billings on
        uncompleted contract                                            511,575
    Raw materials inventory                                              41,324
    Related party receivables                                            67,494
                                                                    -----------

           Total current assets                                       1,035,204
                                                                    -----------

FIXED ASSETS, at cost
    Furniture and fixtures                                               26,856
    Computers                                                            34,096
    Technical equipment                                                 143,047
    Automobile                                                           43,313
    Equipment under capital lease                                       101,359
    Leasehold improvements                                               16,775
    Less accumulated depreciation                                      (102,691)
                                                                    -----------

           Total fixed assets                                           262,755
                                                                    -----------

OTHER ASSETS
    Note receivable from officer                                         30,523
    Investment in Bio Moda, Inc.                                        242,112
    Investment in Wizard Technologies, Inc.                             110,000
    Goodwill, net of accumulated amortization
        of $365                                                           4,635
    Patents, net of accumulated amortization
        of $40,045                                                      202,294
    Note origination costs, net of accumulated
        amortization of $3,332                                           16,668
    Other assets                                                         30,000
                                                                    -----------

           Total other assets                                           636,232
                                                                    -----------
           Total assets                                             $ 1,934,191
                                                                    ===========


See accompanying notes to condensed consolidated financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                                   $     7,726
    Accrued liabilities                                                  13,967
    Current portion of long-term debt
        and capital lease obligation                                     39,321
                                                                    -----------
           Total current liabilities                                     61,014
                                                                    -----------
Long-term portion of long-term debt
    and capital lease obligation                                        465,509
                                                                    -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Common stock, authorized 75,000,000 shares,
        $.001 par value, 42,667,140 shares issued
        and outstanding                                                  42,667
    Additional paid-in capital                                        3,507,717
    Deficit accumulated during the development stage                 (2,135,413)
    Treasury stock at cost, 72,400 shares                                (7,303)
                                                                    -----------

           Total shareholders' equity                                 1,407,668
                                                                    -----------







           Total liabilities and shareholders' equity               $ 1,934,191
                                                                    ===========

ADVANCED OPTICS ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (Unaudited)
Quarters Ended September 30, 1999 and 1998


                                                          1999             1998

REVENUES
    Contract revenue                              $    125,000             --
                                                  -----------------------------

COSTS AND EXPENSES
    General and administrative                         309,082          103,355
    Contract costs                                     119,451           59,560
    Research and development                            50,611           12,262
                                                  -----------------------------

           Total expenses                              479,144          175,177
                                                  -----------------------------

    Operating loss                                    (354,144)        (175,177)
                                                  -----------------------------

OTHER INCOME AND (EXPENSES)
    Interest income                                      3,959             --
    Unrealized gain (loss) on marketable
        equity securities                                7,505             --
    Loss on Bio Moda, Inc.                              (9,781)          (7,622)
    Interest expense                                   (39,735)          (2,297)
                                                  -----------------------------

           Total other expenses                        (38,052)          (9,919)
                                                  -----------------------------

           Net loss                                   (392,196)        (185,096)
                                                  -----------------------------

Net loss per share                                $      (.009)           (.013)
                                                  =============================

Weighted average shares outstanding                 41,851,287       14,064,135
                                                  =============================

See accompanying notes to condensed consolidated financial statements.

Nine Months Ended September 30, 1999 and 1998, and the Period from May 22, 1996 (Inception)
Through September 30, 1999

                                                                                                        5/22/96
                                                                                                     (Inception)
                                                                                                        Through
                                                               1999                  1998               9/30/99
REVENUES
    Contract revenue                                   $    261,375                72,000               511,575
                                                       --------------------------------------------------------

COSTS AND EXPENSES
    General and administrative                              721,624               236,046             1,341,759
    Contract costs                                          283,570               147,394               556,710
    Research and development                                137,051                28,880               326,169
                                                       --------------------------------------------------------

           Total expenses                                 1,142,245               412,320             2,224,638
                                                       --------------------------------------------------------

    Operating loss                                         (880,870)             (340,320)           (1,713,063)
                                                       --------------------------------------------------------

OTHER INCOME AND (EXPENSES)
    Interest income                                          11,028                  --                  11,879
    Unrealized gain (loss) on marketable
        equity securities                                   (15,424)                 --                 (22,299)
    Loss on Bio Moda, Inc.                                  (48,309)              (16,910)             (116,733)
    Interest expense                                       (225,115)               (3,022)             (232,177)
                                                       --------------------------------------------------------

           Total other expenses                            (277,820)              (19,932)             (359,330)
                                                       --------------------------------------------------------

           Net loss before cumulative effect
               of change in accounting principle         (1,158,690)             (360,252)           (2,072,393)

CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING PRINCIPLE                                 (63,020)                 --                 (63,020)
                                                       --------------------------------------------------------

           Net loss                                    $ (1,221,710)             (360,252)           (2,135,413)
                                                       ========================================================

Net loss per share before cumulative effect
    of change in accounting principle                  $      (.036)                (.029)                (.169)

Cumulative effect of change in
    accounting principle                                      (.002)                 --                   (.005)
                                                       --------------------------------------------------------

Net loss per share                                     $      (.038)                (.029)                (.174)
                                                       ========================================================

Weighted average shares outstanding                      32,149,015            12,272,337            13,647,698
                                                       ========================================================


See accompanying notes to condensed consolidated financial statements.

ADVANCED OPTICS ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN  STOCKHOLDERS'  EQUITY  (Unaudited)
For the Period from May 22, 1996 (Inception) Through
September 30, 1999

                                                                          Common Stock
                                                                                                 Par
                                                                     Shares                     Value

Balance, May 22, 1996                                                   --                $      --
    Stock issued to incorporators for cash                           500,000                      500
    Stock issued for the net assets of PLZ Tech, Inc.              4,500,000                    4,500
        Net loss                                                        --                       --
                                                                  -----------------------------------

Balance, December 31, 1996                                         5,000,000                    5,000
    Stock issued in public offering                                2,281,212                    2,281
        Net loss                                                        --                       --
                                                                  -----------------------------------

Balance, December 31, 1997                                         7,281,212                    7,281
    Stock issued for cash                                         10,979,275                   10,979
    Stock issued for services                                      2,751,000                    2,751
    Stock issued in exchange for note receivable                     315,000                      315
    Purchase and retirement of treasury stock                       (472,200)                    (472)
        Net loss                                                        --                       --
                                                                  -----------------------------------

Balance, December 31, 1998                                        20,854,287                   20,854
    Stock issued for cash                                          3,259,180                    3,259
    Stock issued for services                                      6,026,681                    6,027
    Purchase and retirement of treasury stock                       (489,251)                    (489)
        Net loss                                                        --                       --

Balance, March 31, 1999                                           29,650,897                   29,651
    Stock issued for cash                                          1,437,050                    1,437
    Stock issued for services                                      3,947,488                    3,947
        Net loss                                                        --                       --
                                                                  -----------------------------------

Balance, June 30, 1999, as previously reported                    35,035,435                   35,035
    Restatement for debentures and warrants                             --                       --
                                                                  -----------------------------------

Balance, June 30, 1999, restated                                  35,035,435                   35,035
    Stock issued for cash                                          1,675,705                    1,676
    Stock issued for services                                      5,556,000                    5,556
    Stock issued for equity investment                               400,000                      400
    Purchase of treasury stock                                          --                       --
        Net loss                                                        --                       --
                                                                  -----------------------------------

Balance, September 30, 1999                                       42,667,140              $    42,667
                                                                  ===================================

See accompanying notes to condensed consolidated financial statements.



                                                                                         Equity
                                                                                        (Deficit)
                         Treasury Stock                                                 Accumulated
                         --------------                           Additional             During the                  Total
                                          Par                       Paid-In              Development              Shareholders'
                   Shares                Value                      Capital                Stage                     Equity
            $          --                      --                      --                      --                      --
                       --                      --                    24,500                    --                    25,000
                       --                      --                   281,096                    --                   285,596
                       --                      --                      --                   (76,902)                (76,902)
            ---------------------------------------------------------------------------------------------------------------

                       --                      --                   305,596                 (76,902)                233,694
                       --                      --                   362,720                    --                   365,001
                       --                      --                      --                   (84,690)                (84,690)
            ---------------------------------------------------------------------------------------------------------------

                       --                      --                   668,316                (161,592)                514,005
                       --                      --                 1,281,728                    --                 1,292,707
                       --                      --                   293,719                    --                   296,470
                       --                      --                    28,685                    --                    29,000
                       --                      --                   (39,913)                   --                   (40,385)
                       --                      --                      --                  (752,111)               (752,111)
            ---------------------------------------------------------------------------------------------------------------

                       --                      --                 2,232,535                (913,703)              1,339,686
                       --                      --                   151,361                    --                   154,620
                       --                      --                    21,660                    --                    27,687
                       --                      --                   (10,643)                   --                   (11,132)
                       --                      --                      --                  (273,303)               (273,303)
            ---------------------------------------------------------------------------------------------------------------

                       --                      --                 2,394,913              (1,187,006)              1,237,558
                       --                      --                   111,547                    --                   112,984
                       --                      --                   187,137                    --                   191,084
                       --                      --                      --                  (379,817)               (379,817)
            ---------------------------------------------------------------------------------------------------------------

                       --                      --                 2,693,597              (1,566,823)              1,161,809
                       --                      --                   296,186                (176,394)                119,792
            ---------------------------------------------------------------------------------------------------------------

                       --                      --                 2,989,783              (1,743,217)              1,281,601
                       --                      --                   238,359                    --                   240,035
                       --                      --                   169,975                    --                   175,531
                       --                      --                   109,600                    --                   110,000
                    (72,400)                 (7,303)                   --                      --                    (7,303)
                       --                      --                      --                  (392,196)               (392,196)
            ---------------------------------------------------------------------------------------------------------------

            $       (72,400)                 (7,303)              3,507,717              (2,135,413)              1,407,668
            ===============================================================================================================

ADVANCED OPTICS ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited)
Quarters Ended September 30, 1999 and 1998


                                                                              1999                   1998

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                             $(392,196)              (185,096)
    Adjustments to reconcile net loss to net cash
        applied to operating activities:
           Amortization and depreciation expense                            53,762                 10,301
           Unrealized (gain) loss on marketable securities                  (7,505)                  --
           Loss on Bio Moda, Inc.                                            9,781                  7,622
           Issuance of common stock for services                           175,531                   --
           Contract receivable                                            (125,000)                  --
           Other receivables                                               (13,509)                (3,500)
           Accrued liabilities and accounts payable                        (19,557)                10,131
                                                                         --------------------------------
               Net cash applied to operating
                  activities                                              (318,693)              (160,542)
                                                                         --------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of equipment                                                  (25,769)               (43,448)
    Purchase of marketable securities                                       (8,836)                  --
    Purchase of certificate of deposit                                        (451)               (50,000)
                                                                         --------------------------------
               Net cash applied to investing
                  activities                                               (35,056)               (93,448)
                                                                         --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Additions to notes payable                                               4,383                   --
    Payments on notes payable and capital
        lease obligation                                                    (2,041)               (37,733)
    Issuance of common stock                                               240,035                292,155
    Purchase of treasury stock                                              (7,303)               (21,833)
                                                                         --------------------------------
               Net cash provided by financing
                  activities                                               235,074                232,589
                                                                         --------------------------------

Net increase (decrease) in cash                                           (118,675)               (21,401)

Cash, beginning of period                                                  360,664                372,595
                                                                         --------------------------------

Cash, end of period                                                      $ 241,989                351,194
                                                                         ================================

Interest paid                                                            $   2,736                  2,297
                                                                         ================================


See accompanying notes to condensed consolidated financial statements.

ADVANCED OPTICS ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (CONTINUED)
Nine Months Ended September 30, 1999 and 1998, and the Period from May 22, 1996 (Inception) Through
September 30, 1999

                                                                                                           5/22/96
                                                                                                         (Inception)
                                                                                                           Through
                                                                          1999              1998           9/30/99
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                       $(1,221,710)         (360,252)       (2,135,413)
    Adjustments to reconcile net loss to net cash
        provided by operating activities:
           Amortization and depreciation expense                       109,870            32,862           216,641
           Write off of organization costs                              63,020              --              63,020
           Unrealized loss on marketable securities                     15,424              --              22,299
           Loss on Bio Moda, Inc.                                       48,309            16,910           116,733
           Issuance of common stock for services                       565,488              --             861,958
           Issuance of notes payable for services                       50,000              --              50,000
           Contract receivable                                        (261,375)          (72,000)         (511,575)
           Other receivables                                           (21,970)            4,679           (79,367)
           Inventory                                                   (41,324)             --             (41,324)
           Accrued liabilities and accounts payable                    (21,446)           10,647            13,967
                                                                   -----------------------------------------------
               Net cash applied to operating
                  activities                                          (715,714)         (367,154)       (1,423,061)
                                                                   -----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of equipment                                              (86,431)          (78,200)         (264,947)
    Investment in Bio Moda, Inc.                                          --            (300,000)         (358,845)
    Purchase of marketable securities                                  (19,836)          (35,191)          (89,870)
    Purchase of certificate of deposit                                 (55,251)          (50,000)         (105,251)
    Purchase of other assets                                           (10,000)             --             (96,777)
                                                                   -----------------------------------------------
               Net cash applied to investing
                  activities                                          (171,518)         (463,391)         (915,690)
                                                                   -----------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Additions to notes payable                                         447,383              --             542,109
    Payments on notes payable and capital
        lease obligation                                               (11,978)          (49,404)         (102,896)
    Issuance of common stock                                           507,639         1,197,107         2,190,347
    Purchase of treasury stock                                         (18,435)          (40,385)          (48,820)
                                                                   -----------------------------------------------
               Net cash provided by financing
                  activities                                           924,609         1,107,318         2,580,740
                                                                   -----------------------------------------------
Net increase (decrease) in cash                                         37,377           276,773           241,989
Cash, beginning of period                                              204,612            74,421              --
                                                                   -----------------------------------------------
Cash, end of period                                                $   241,989           351,194           241,989
                                                                   ===============================================
Interest paid                                                      $    11,722             3,022            18,784
                                                                   ===============================================


See accompanying notes to condensed consolidated financial statements.

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

Marketable Equity Securities. The Company classifies all of its marketable equity securities as trading securities. Trading securities are carried at fair value with the unrealized gains and losses reported in the income statement. As of September 30, 1999, gross unrealized gains were $24,983 and gross unrealized losses were $47,281. Realized gains and losses were not material.

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

The contract to produce two outdoor advertising billboards totals $1.7 million, with $885,000 allocated to the first unit. An estimated total loss of approximately $45,000 in the first unit has been recognized as of September 30, 1999. The Company's estimated cost to complete as of September 30, 1999 is approximately $375,000 which it expects to fund with cash, billings on the contract and additional capital.

In accordance with the contract, the Company will bill the customer when certain milestones have been met. There were no billings as of September 30, 1999.

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

Reclassifications. Certain amounts in 1998 financial statements have been reclassified to conform with 1999 presentation.

NOTE 2. RELATED PARTY RECEIVABLES

Related party receivables at September 30, 1999, consist of the following:

    Due from officer                                             $        52,494
    Note receivable from former shareholder bearing
        interest at 8% and due in June, 2000                              15,000
                                                                 ---------------

                                                                 $        67,494
                                                                 ===============

The note receivable from former shareholder was issued for $10,000 in the Company's common stock and $5,000 in cash.

NOTE 3. EQUITY INVESTMENTS

During 1998 the Company increased its investment in Bio Moda, Inc. to 21.93 percent. Bio Moda, Inc. is a development stage company involved primarily in the development of technology for the early detection of lung cancer. As a development stage company, Bio Moda, Inc. has not had any revenues and, as of September 30, 1999, was in the process of conducting clinical trials.

There is currently no active market for the common stock of Bio Moda, Inc. The ultimate value of the Company's investment in Bio Moda, Inc. will depend on its ability to complete its research and either commercialize or sell its proprietary technology.

A summary of the financial data relative to Bio Moda, Inc. as of December 31, 1998 is as follows:


    Assets:
        Current assets                                                                         $  56,223
        Other assets                                                                              17,000
                                                                                               ---------
                                                                                               $  73,223
                                                                                               =========

    Liabilities and equity
        Current liabilities                                                                    $  32,148
        Notes payable to stockholders                                                             84,884
        Common stock                                                                             372,273
        Deficit accumulated during the development stage                                        (416,082)
                                                                                               ---------
                                                                                               $  73,223
                                                                                               =========

The investment in Bio Moda, Inc. is accounted for using the equity method. A summary of the investment as of September 30, 1999 is as follows:

    Original cost, all of which exceeded book value                                            $ 358,845
    Share of net loss                                                                            (81,880)
    Amortization of excess of cost
        over book value                                                                          (34,853)
                                                                                               ---------

    Net investment                                                                             $ 242,112
                                                                                               =========


In September 1999, the Company issued 400,000 shares of its common stock in exchange for a 25 percent ownership in Wizard Technologies, Inc. The transaction was valued at the estimated fair value of $110,000. The Company has not applied the equity method to this investment as financial statements for Wizard Technologies, Inc. are not available. Wizard Technologies, Inc. is a development stage company with a fiber optics switch design.

NOTE 4. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION

Capital Lease Obligation. In July, 1998, the Company entered into a capital lease agreement for equipment valued at $100,499 (net book value of $71,185 at September 30, 1999). The Company made a down payment of $20,170. The remaining amount was financed on a lease with 36 monthly payments of $2,810. Future minimum lease payments are as follows for the years ending June 30:

        2000                                                $        33,720
        2001                                                         33,720
                                                            ---------------
                                                                     67,440

        Less amounts representing interest                          (11,051)
                                                            ---------------

                                                            $        56,389
                                                            ===============

Long-Term Debt. In October 1998, the Company obtained a note payable from a bank as part of the purchase of an automobile. The note is due in monthly installments of principal and interest (fixed rate of 8 percent) of $817 until October 2002. The note is secured by the automobile and the balance outstanding at September 30, 1999 was $27,359.

In April 1999, the Company obtained a note payable from a bank to purchase equipment. The note is due in 36 monthly installments of principal and interest (bank index rate plus 1.5 percent which was 9.75 percent at September 30, 1999) of $409. The note is secured by equipment and the balance outstanding at September 30, 1999 was $11,759.

Convertible Notes. On June 3, 1999, the Company issued $500,000 in convertible notes which bear interest at an annual rate of 8 percent and mature (principal and interest) on May 31, 2001. Effective August 1, 1999, the notes are convertible into shares of common stock at a 25 percent discount to the closing bid price of a share of common stock at the time of conversion The notes were issued in exchange for $430,000 in cash $50,000 in legal services and $20,000 in commissions. The commissions have been capitalized as debt origination costs and are being amortized over the life of the notes. The notes are unsecured.

The intrinsic value of the conversion feature of the principal and accrued interest was estimated to be $171,186. This should have been included as interest expense in the quarter ended June 30, 1999, and is included in the restatement in the accompanying Statements of Changes in Stockholders' Equity. The convertible notes also include detachable warrants for the purchase of 12,500,000 shares of common stock at the lower of 75 percent of the closing bid price of a share of common stock at the time of exercise or September 1, 1999. The warrants expire on June 3, 2002. Management estimates that approximately half the warrants will be exercised prior to expiration.

NOTE 4. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION
        (CONTINUED)

Management estimated the fair market value of these warrants at $125,000 and recorded this amount as an increase in paid-in capital and a discount to the convertible notes payable. The discount is being amortized over the two year life of the notes. The discount of $125,000 is included in the restatement of paid-in capital along with the related discount amortization of $5,208 at June 30, 1999.

The effect of the restatements described above was to increase the net loss for the quarter ended June 30, 1999, by $176,394 to $556,211.

A significant contingency regained by the convertible notes and warrants agreements is the registration of the underlying shares with the Securities and Exchange Commission. The company is to use its best efforts to affect the registration of these shares and is in the process of preparing the registration statement.

Principal payments for long-term debt and convertible notes for the years ending September 30 are as follows:

                2000                              $         11,927
                2001                                       526,527
                2002                                        11,812
                2003                                         2,410
                                                  ----------------

                                                  $        552,676
                                                  ================


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

During the quarter ended March 31, 1999, the Company repurchased 489,251 shares of its outstanding stock for $11,132 in cash. These shares were retired. The Company also sold 3,259,180 shares for $154,620 in cash and issued 6,026,681 shares for services which were valued at $27,687.

During the quarter ended June 30, 1999, the Company sold 1,437,050 shares of common stock for $112,984 in cash and issued 3,947,488 shares in exchange for services from officers and directors.

During the quarter ended September 30, 1999, the Company sold 1,675,705 shares of common stock for $240,035 and issued 5,956,000 shares in exchange for services from officers, directors and others valued at $175,531. The Company also repurchased 72,400 shares for $7,303.


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

NOTE 6. FAIR VALUE OF FINANCIAL INSTRUMENTS
        (CONTINUED)

     Notes Payable. Management estimates the fair value of notes payable approximates the carrying value due to their short terms.

     Capital Lease and Long-Term Debt. Management estimates the fair value of capital lease obligations and notes payable approximates the carrying value due to their short terms and the fact that they were entered into recently.

The carrying amounts and fair values of the Company's financial instruments are as follows at September 30, 1999:

                                                                       Estimated
                                                          Carrying         Fair
                                                            Amount        Value

Cash and cash equivalents                                 $241,989       241,989
Certificate of deposit                                     105,251       105,251
Marketable equity securities (with an
    original cost of $89,869)                               67,571        67,571
Notes receivable                                            30,523        30,523
Notes payable                                                7,726         7,726
Long-term debt and capital lease obligation                504,830       609,065


NOTE 7. INCOME TAXES

At September 30, 1999, the Company had deferred tax assets amounting to approximately $760,000. The deferred tax assets consist primarily of the tax benefit of net operating loss carryforwards and are fully offset by a valuation allowance of the same amount.

The net change in the valuation allowance for deferred tax assets was an increase of approximately $170,000 in the quarter ending September 30, 1999 and $480,000 for the nine months ending September 30, 1999. The net change is due primarily to the increase in net operating loss carryforwards.

At September 30, 1999, the Company had net operating loss carryforwards of approximately $1,900,000 available to offset future state and federal taxable income. These carryforwards will expire in 2016 to 2018 for federal tax purposes and 2001 to 2003 for state tax purposes.

NOTE 8. COMMITMENTS AND CONTINGENCIES

The Company has a non-cancelable operating lease agreement for its office and production space. The agreement is through June 2000 with an option to renew for one additional year.

Rent expense during the quarters ending September 30, 1999 and 1998 was $8,150 and $3,900, respectively. For the nine months then ended it was $18,025 and $6,000, respectively.

Future minimum lease payments for the years ending June 30, are as follows:

                2000                                            $         32,400

A summary of the common stock option and warrant activity for employees, directors and officers is as follows:


                                              Warrants        Weighted
                                                And            Average
                                              Options         Option Price       Exercisable

Balance, December 31, 1997 and 1998           $   153,954          .58               153,954
                                                                                 ===========
Granted                                         6,600,000          .14
Expired                                          (153,954)         .58
                                              -----------

Balance, September 30, 1999                   $ 6,600,000          .14             5,500,000
                                              ===========                        ===========


The options in 1999 range in exercise price from .09 to .15 and expire from January 2003 to June 2004, with a weighted average expiration date of November 2003. The options vest over a one year period and the warrants are exercisable immediately.

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

Liquidity and Capital Resources

The Company relies upon the purchase of its securities by investors to provide capital. Capital is required for the development of prototype units and manufacturing operations. Operating revenues from initial contracts also contribute to operating liquidity. The Company's holding of stock in BioModa, Inc will eventually provide additional liquidity.

BioModa is a biomedical development company primarily involved in the development of technology for the early detection of lung cancer. The Company's ownership of BioModa, as of September 30, 1999, was 21.93%. No immediate family members of officers or directors of Advanced Optics Electronics, Inc. are securities holders of BioModa.

During the quarter, the Company acquired a minority ownership interest in Wizard Technologies, Inc. (WTI). WTI is a high-tech development company dedicated to the development and production of switches for fiber optic systems. The Company's ownership interest with options totals 25%. Management expects WTI to contribute to the Company through incorporating WTI's innovative products into its core display products and as an investment.

During the nine months ended September 30, 1999 $218,670 was spent for the purchase of equipment and product development costs. Funds for operation needs, product development and capital expenditures were provided from the sale of securities and cash reserves. Product development expenditures are expected to be approximately $250,000 in fiscal 1999.

Management believes that sales of securities, cash reserves and contract revenue will provide adequate liquidity and capital resources to meet the anticipated development stage requirements through the end of the first quarter. At that time it is anticipated that sales of flat panel displays will begin and contribute to operating revenues. It is anticipated that these sales will provide the additional capital resources to fund the proportionately higher working capital requirements of production and sales initiatives. The Company currently has no other significant commitments for capital expenditures in 1999.

Results of Continuing Operations

Comparison of the Nine-Month Periods Ended September 30, 1999 and 1998

Revenues increased to $261,375 in the first nine months of 1999 as compared to $72,000 in the first nine months of 1998.

Research, development and technical costs increased to $137,051 in the first nine months of 1999 from $28,880 in the first months of 1998. The increase in these costs is due primarily to increased research and development efforts and resources.

General and administrative costs increased to $721,624 in the first nine months of 1999 from $236,046 in the first nine months of 1998 due to increases in salaries related to additional personnel and increases in professional fees.

Depreciation increased to $102,691 in the first nine months of 1999 from $15,627 in the first nine months of 1998 due primarily to depreciation expense for equipment purchased and acquired under capital leases and other technical equipment.

                           PART II. OTHER INFORMATION

Item 1. Legal proceedings

The Company is not a party to any legal proceeding, the adverse outcome of which, in management's opinion, would have a material adverse effect on the Company's operating results.

Item 2. Changes in securities

During the third quarter of fiscal year 1999 there was a 7,631,705 increase in shares of common stock.

Item 3. Defaults upon senior securities - Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company's security holders during the third quarter of fiscal year 1999.

Item 5. Other Information - Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits
27.1 Financial Data Schedule

(b) Reports on Form 8-K
No reports on Form 8-K were filed by the company during the three-month period ending September 30, 1999

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report on Form 10QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Dated: November 11, 1999

                                            ADVANCED OPTICS ELECTRONICS, INC.


                                            BY:/s/Leslie S. Robins
                                               -------------------
                                            Leslie S. Robins
                                            Executive Vice President
                                            (Principal Executive Officer)


                                            BY:/s/John J. Cousins
                                               ------------------
                                            John J. Cousins
                                            Vice President of Finance