Form 10KSB
period 1999-12-31
ADVANCED OPTICS ELECTRONICS INC
filed 2000-03-21
CIK 1020657

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 1999         Commission file No. 0-24511


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X_

The issuer's revenues for its most recent fiscal year were $310,345.

The aggregate market value of the voting stock held by non-affiliates of the issuer on December 31, 1999 based upon the average bid and asked prices of such stock on that date was $33,084,179. The number of issuer's shares of Common Stock outstanding as of December 31, 1999 was 46,261,678.
Transitional Small Business Disclosure Format (check one): Yes __ No _X_

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

Marketing

After researching various markets including laptop computers, HDTV flat screen industries, and Outdoor Advertising/Billboards, management has decided to concentrate its full efforts and attention on marketing to the Electronic Outdoor Advertising/Billboards industry. The Billboard segment of the outdoor advertising market exceeds $2 billion per year.

Management believes that, due to the Highway Beautification Act, the number of billboards nationwide will not increase dramatically but should remain stable. Advertisers will place increased focus on securing and developing prime billboard locations. The customer base for billboards is diversifying as more advertisers are attracted to this media. The billboard industry is experiencing rapid consolidation through mergers and acquisitions driven by the top providers. Management's market penetration analysis is based on capturing existing sites in a stable market.

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

Customers

Over the past ten years, there has been considerable consolidation in Outdoor Advertising. The four leaders in the industry currently account for approximately 50% of the billboard market. Media companies have been buying billboard owners in order to offer packages of TV, radio, internet and newly acquired outdoor space to advertisers.

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

The Company will compete with the existing Billboard display techniques of hand painted or printed and pasted signs. Recently, the trend has been toward creating the art digitally, but these images are still printed on large sheets and pasted up in the same manner as before World War I. Management believes these forms of billboard presentations will, in the future, only be viable in low density/low traffic areas.

Approximately half of the available billboards were booked on 12-month contracts last year. These relatively long-term contracts could potentially limit the company's market penetration during the start-up period. Management believes however, that the trend is to go to shorter-term contracts and shared sites.

Research and Development Activities

In fiscal 1999, which ended December 31, 1999, $239,029 was spent on research and development activities. In 1998, $148,123 was spent on research and development activities. The expenditures are primarily the result of costs associated with the Company's efforts in developing its proprietary flat panel display.

Employees

As of December 31, 1999, the Company has approximately 10 full-time employees and two part-time employees. The Company also contracted with other personnel and subcontractors for various projects on an as-needed basis.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's security holders during the fiscal year ended December 31, 1999.

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

The table below sets forth the high and low bid prices for the Common Stock for each quarter within the last two fiscal years as reported by America On Line. These over-the-counter market quotations may reflect inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                              Common Stock Bid
                                            High             Low
Fiscal 1998:
                 1st Quarter                $.57             $.15
                 2nd Quarter                 .30              .18
                 3rd Quarter                 .23              .11
                 4th Quarter                 .12              .04
Fiscal 1999:
                 1st Quarter                $.16            $.051
                 2nd Quarter                 .12             .065
                 3rd Quarter                 .49            .0825
                 4th Quarter                .875              .25


As of December 31, 1999 the Company estimates that there were approximately 5800 shareholders directly and in street name. The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the near future.

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

Liquidity and Capital Resources

The Company relies upon the current placement of its securities to provide capital for its development of prototype units and manufacturing operations. The Company's holding in BioModa, Inc and Wizard, Inc. will provide additional liquidity.

BioModa is a biomedical develop. The Company's ownership of BioModa, as of December 31, 1999, was 20%. The biotech company presently holds patents pending domestically and internationally in the technology for early detection of lung cancer. BioModa Inc. has signed a mutual Letter of Intent to form a joint venture with the Cancer Center of Sun Yat Sen University of Medical Science in Guangzhou, China (SUMS/CC). The joint venture will develop a China-wide cancer diagnostics business, consisting of multiple, full service diagnostic centers. The business of the Centers will be to process patient specimens from "at risk" populations, utilizing BioModa's patented, proprietary technology, for diagnosing cancer in several organs of the human body. SUS/CC is the largest and most prestigious cancer center in China, which screens and treats nearly 300,000 patients per year. The Center is a World Health Organization, Research Affiliate and is also the Cancer Clinical Study Center for the Country of China. No immediate family members of officers or directors of Advanced Optics Electronics, Inc. are securities holders of BioModa.

Wizard Technologies, Inc. is a high-tech development company located in Albuquerque, New Mexico. Its primary focus is the development and production of switches for fiber optic telecommunications systems. No immediate family members of officers or directors of Advanced Optics Electronics, Inc. are securities holders of Wizard.

It is believed that sales of securities will provide adequate capital resources to meet the anticipated developmental stage requirements through the first half of fiscal year 2000. At that time it is anticipated that sales of displays will begin and contribute to operating revenues.

During the fiscal year ended December 31, 1999 $119,393 was spent for the purchase of equipment. Product development expenditures were $239,029 in 1999. Funds for operations, product development and capital expenditures were provided from the sale of securities and cash reserves.

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

Fiscal 1999 Compared to Fiscal 1998

Revenues increased 74% to $310,345 in 1999 from $178,200 in 1998. The increase was due primarily to revenues from the contract in place.

Research development and technical costs increased to $239,029 in 1999 from $148,123 in1998. The increase in these costs is due primarily to research and development efforts.

General and administrative costs increased to $1,952,600 in 1999 from $490,296 in 1998 due to increases in salaries related to changes in personnel and increases in professional fees.

Depreciation increased to $102,691 in 1999 from $35,133 in 1998 due primarily to depreciation expense for equipment acquired under capital leases.

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

ITEM 7.   FINANCIAL STATEMENTS

The financial statements and notes thereto, together with the report thereon of Neff and Company (the Company's accountants) dated February 18, 2000, included elsewhere in this report, are incorporated by reference in answer to this Item 7.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth information, as of December 31, 1999, concerning the Company's directors and executive officers:

Name               Age      Position                               Since
Michael Pete       53       President, Treasurer, Director         July 1994
Leslie S. Robins   61       Exec. Vice Pres., Secretary, Chairman  November 1992
John J. Cousins    43       Vice President-Finance                 June 1999
Harold C. Herman   74       Director                               December 1998

Michael H. Pete, President, Director - With over 25 years of business and professional experience, Mr. Pete has been President of ADOT and its predecessor PLZ Tech since 1994. His prior experience included chief executive positions in two high tech companies, project manager for Booz, Allen and as a technical consultant for the U.S. Department of Energy.

Leslie S. Robins, Chairman and Executive Vice President of ADOT and its predecessor PLZ Tech since late 1992. Mr. Robins has held executive positions in investment banking and management focusing on small technology companies and the entertainment industry.

John J. Cousins, Vice President of Finance - Mr. Cousins began his business career as a design engineer for Ampex Corp and the American Broadcasting Company. After receiving his MBA from the Wharton School he held several senior financial management positions focusing on capital markets and business development. He holds undergraduate degrees from Boston University and the Lowell Institute School at MIT.

Harold C. Herman, Director since December 1998 to the present. Formerly a senior partner of a NYC law firm and supervisor in the Patent Department of Bell Telephone Laboratories. He is a member of the NY and CA Bars. He is a general partner of numerous limited real estate partnerships. Mr. Herman is an engineer holding an advanced degree in mathematics.

ITEM 10.   EXECUTIVE COMPENSATION

The following table discloses the annual and long-term compensation earned for services rendered in all capacities by the Company's Chairman of the Board and President and the Company's other most highly compensated executive officers for 1997, 1998 and 1999:

SUMMARY COMPENSATION TABLE

                                Annual Compensation                         Long-Term Compensation
                                -------------------------------------              Awards
                                                                          --------------------------
                                                         Other Annual      Restricted     Securities      LTIP        All Other
                                                         Compensation    Stock Award(s)   Underlying      Payouts     Compensation
                                                         (1)                              Options
Name and            Year       Salary ($)    Bonus ($)   ($)                   ($)        (#)             ($)         ($)
Principal Position
------------------------------------------------------------------------------------------------------------------------------------
Michael Pete,
President,
Director
                    1997        $  10,000        --          --                 --             --          --              --
                    1998        $  30,000        --          --                 --             --          --              --
                    1999        $  36,000        --          --            $   7,350        800,000        --              --
Leslie S. Robins,
Chairman of the
Board and Exec. VP
                    1997        $  18,000        --          --                 --             --          --              --
                    1998        $  67,600                    --                $2448           --          --              --
                    1999        $ 109,340        --        $7,352          $ 131,915      5,000,000        --              --
John J. Cousins,
VP Finance
                    1997             --          --          --                 --             --          --              --
                    1998             --          --          --                 --             --          --              --
                    1999        $  41,495        --          --            $   3,375        300,000        --              --

----------
(1) Other Annual Compensation for Leslie Robins was in the form of 12 months of a car lease.

OPTION GRANTS IN FISCAL YEAR 1999

Name                             Number of              % of Total Options   Exercise Price        Expiration Date
                                 Securities             Granted to           ($/Sh)
                                 Underlying             Employees in
                                 Options(O) and         Fiscal Year
                                 Warrants(W)
------------------------------------------------------------------------------------------------------------------
Michael Pete                        300,000(O)              4.35%              $   0.09              1/5/2003
Michael Pete                        500,000(W)              7.25%              $   0.15              6/15/2004
Leslie Robins                     2,000,000(O)             28.99%              $   0.12              2/6/2003
Leslie Robins                     3,000,000(W)             43.48%              $   0.15              6/15/2004
John Cousins                        300,000(O)              4.35%              $   0.15              6/28/2003
Harold Herman                       150,000(O)              2.17%              $   0.09              1/5/2003
Harold Herman                       350,000(W)              5.07%              $   0.15              6/15/2004

                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1998
                     AND OPTION VALUES AT DECEMBER 31, 1998

No options were exercised in fiscal year 1999.

Name                 Shares Acquired       Value              Number of Securities Underlying           Value of Unexercised
                     on Exercise (#)     Realized ($)          Unexercised Options(O) and        In-the-Money Options at Fiscal
                                                              Warrants(W) at Fiscal Year End               Year End ($)
------------------------------------------------------------------------------------------------------------------------------------
                                                              Exercisable      Unexercisable   Exercisable       Unexercisable
------------------------------------------------------------------------------------------------------------------------------------
Michael Pete               --                --                 300,000(O)           --        $  235,500             --
Michael Pete               --                --                 500,000(W)           --        $  362,500             --
Leslie Robins              --                --               2,000,000(O)           --        $1,510,000             --
Leslie Robins              --                --               3,000,000(W)           --        $2,175,000             --
John Cousins               --                --                 300,000(O)           --        $  217,500             --
Harold Herman              --                --                 150,000(O)           --        $  117,750             --
Harold Herman              --                --                 350,000(W)           --        $  253,750             --


                            LONG-TERM INCENTIVE PLANS

As of December 31, 1998 there is no long-term incentive plan.

                              Director Compensation

Non-employee directors of the Company received in 1999 a $1500 annual retainer and $1500 for each board meeting attended.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 1999 by (i) each person or entity known to the Company to own beneficially five percent or more of the Company's Common Stock, (ii) each of the Company's directors, (iii) the Named Executive Officers, and (iv) all directors and executive officers of the Company as a group.

Name and Addresses (1)                Number of Shares      Percent Beneficially
                                      Beneficially Owned           Owned
-------------------------------------------------------------------------------
John J. Cousins                            150,000 (2)               .11%
Harold Herman                               50,000 (3) (6)           .32%
Michael Pete                               214,524 (4) (6)           .46%
Leslie S. Robins                         4,748,795 (5) (6)         10.27%
All Directors and Officers as a          5,163,319                 11.16%
group
TOTAL SHARES OUTSTANDING                46,261,678                   100%

----------
(1) The address of all persons who are executive officers or directors of the Company is in care of the Company, 8301 Washington NE, Suite 5, Albuquerque New Mexico 87113.

(2) John J. Cousins has options totaling 300,000 shares. If all options were exercised Mr. Cousins would own .97% of the Company.

(3) Harold Herman is a Director of the Company and has options totaling 150,000 shares and warrants totaling 350,000. If all options and warrants were exercised Mr. Herman would own 1.18% of the Company.

(4) Michael Pete is a Director and Officer of the Company and has options totaling 300,000 shares. Mr. Pete has warrants totaling 500,000 shares. If all options and warrants were exercised Mr. Pete would own 2.16% of the Company.

(5) Leslie S. Robins has options totaling 2,000,000 shares and warrants totaling 3,000,000 shares. If all options and warrants were exercised Mr. Robins would own 18.65% of the Company.

(6)  Warrants: There are 3,850,000 warrants outstanding.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 1998 the Company issued 315,000 shares to Leslie S. Robins, an officer of the Company, in exchange for a note receivable of $29,000. The note bears interest at the rate of 7% with interest due semiannually and the principal due July of 2001.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     Financial Statements and Financial Statement Schedules

                                               ADVANCED OPTICS ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                                FINANCIAL REPORT

DECEMBER 31, 1999

                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                                    CONTENTS

                                                                           Page

INDEPENDENT AUDITORS' REPORT                                                1

FINANCIAL STATEMENTS

      Balance Sheet                                                         2

      Statements of Operations                                              4

      Statements of Changes in Stockholders' Equity                         5

      Statements of Cash Flows                                              7

      Notes to Financial Statements                                         8

NEFF & RICCI LLP


CERTIFIED PUBLIC ACCOUNTANTS
7001 PROSPECT PLACE NE
ALBUQUERQUE, NM  87110


                          Independent Auditors' Report

Board of Directors
Advanced Optics Electronics, Inc.

We have audited the balance sheet of Advanced Optics Electronics, Inc. (a development stage company) as of December 31, 1999, and the related statements of income, retained earnings, and cash flows for the years ended December 31, 1999 and 1998, and for the 1999 and 1998 portion of the period from May 22, 1996 (inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the 1996 and 1997 portion of the period from May 22, 1996 (inception) through December 31, 1999, were audited by other auditors whose report dated February 5, 1998, expressed an unqualified opinion on those statements.

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

In our opinion, the 1999 financial statements referred to above present fairly, in all material respects, the financial position of Advanced Optics Electronics, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, and for the 1999 and 1998 portion of the period from May 22, 1996 (inception) through December 31, 1999, in conformity with generally accepted accounting principles.



/s/ Neff & Ricci LLP

Albuquerque, New Mexico
February 18, 2000

ADVANCED OPTICS ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
December 31, 1999


ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                       $   190,387
    Certificate of deposit                                              104,582
    Marketable equity securities                                         36,474
    Costs and estimated earnings
        in excess of billings on
        uncompleted contract                                            560,545
    Raw materials                                                        35,293
    Due from officer and shareholder                                     67,494
                                                                    -----------

           Total current assets                                         994,775
                                                                    -----------


FIXED ASSETS, at cost
    Furniture and fixtures                                               28,097
    Computers                                                            35,900
    Technical equipment                                                 187,397
    Automobile                                                           43,313
    Equipment under capital lease                                       101,359
    Leasehold improvements                                               16,775
    Less accumulated depreciation                                      (102,691)
                                                                    -----------

           Total fixed assets                                           310,150
                                                                    -----------


OTHER ASSETS
    Note receivable from officer                                         31,030
    Investment in Bio Moda, Inc.                                        207,334
    Investment in Wizard Technologies, Inc., at cost                     65,000
    Debt origination costs, net of accumulated
        amortization of $5,831                                           14,169
    Goodwill, net of accumulated amortization
        of $396                                                           4,604
    Patents, net of accumulated amortization
        of $43,594                                                      198,745
    Other assets                                                         30,000
                                                                    -----------

           Total other assets                                           550,882
                                                                    -----------

           Total assets                                             $ 1,855,807
                                                                    ===========

  The Notes to Financial Statements are an integral part of these statements.

LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
    Accounts payable                                                $    64,175
    Notes payable                                                         4,726
    Accrued liabilities                                                  16,205
    Current portion of long-term debt
        and capital lease obligation                                     44,105
    Allowance for loss on contract                                       71,545
                                                                    -----------
           Total current liabilities                                    200,756
                                                                    -----------

Long-term portion of long-term debt
    and capital lease obligation                                        408,790
                                                                    -----------

COMMITMENTS

SHAREHOLDERS' EQUITY
    Common stock, authorized 75,000,000 shares,
        $.001 par value, 46,140,973 shares issued
        and outstanding                                                  46,141
    Additional paid-in capital                                        4,870,257
    Deficit accumulated during the development stage                 (3,639,507)
    Treasury stock                                                      (30,630)
                                                                    -----------

           Total shareholders' equity                                 1,246,261
                                                                    -----------


           Total liabilities and shareholders' equity              $  1,855,807
                                                                   ============

ADVANCED OPTICS ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years Ended December 31, 1999 and 1998,
and the Period from May 22, 1996 (Inception)
Through December 31, 1999

                                                                                                                           5/22/96
                                                                                                                         (Inception)
                                                                                                                            Through
                                                                                1999                   1998                12/31/99
                                                                             ------------           ----------          ------------
REVENUES
    Contract revenue                                                         $    310,345              178,200              560,545
                                                                             ------------           ----------          ------------

COSTS AND EXPENSES
    General and administrative                                                  1,952,600              490,296            2,572,735
    Contract costs                                                                468,221              215,472              741,361
    Research and development                                                      239,029              148,123              428,147
                                                                             ------------           ----------          ------------

           Total expenses                                                       2,659,850              853,891            3,742,243
                                                                             ------------           ----------          ------------

    Operating loss                                                             (2,349,505)            (675,691)          (3,181,698)
                                                                             ------------           ----------          ------------

OTHER INCOME AND (EXPENSES)
    Interest income                                                                10,865                  851               11,716
    Unrealized gain (loss) on marketable
        equity securities                                                         (26,684)              (6,875)             (33,559)
    Loss on Bio Moda, Inc.                                                       (108,086)             (68,424)            (176,510)
    Interest expense                                                             (189,374)              (1,972)            (196,436)
                                                                             ------------           ----------          ------------

           Total other expenses                                                  (313,279)             (76,420)            (394,789)
                                                                             ------------           ----------          ------------

           Net loss before cumulative effect
               of change in accounting principle                               (2,662,784)            (752,111)          (3,576,487)
                                                                             ------------           ----------          ------------

CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING PRINCIPLE                                                       (63,020)                --                (63,020)
                                                                             ------------           ----------          ------------

           Net loss                                                            (2,725,804)            (752,111)          (3,639,507)
                                                                             ------------           ----------          ------------

Net loss per share before cumulative effect
    of change in accounting principle                                               (.070)               (.055)               (.188)

Cumulative effect of change in
    accounting principle                                                            (.002)                --                  (.002)
                                                                             ------------           ----------          ------------

Net loss per share                                                           $      (.072)               (.055)               (.190)
                                                                             ============           ==========           ==========

Weighted average shares outstanding                                            37,809,084           13,723,302           18,969,584
                                                                             ============           ==========           ==========

  The Notes to Financial Statements are an integral part of these statements.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period from May 22, 1996 (Inception) Through
December 31, 1999

                                                        Common Stock
                                              ---------------------------------
                                                                         Par
                                                        Shares          Value
Balance, May 22, 1996                                         --    $        --

Stock issued to incorporators for cash                   500,000            500

Stock issued for the net assets of PLZ Tech, Inc.      4,500,000          4,500

Net loss                                                      --             --
                                              ---------------------------------

Balance, December 31, 1996                             5,000,000          5,000

Stock issued in public offering                        2,281,212          2,281

Net loss                                                      --             --
                                              ---------------------------------

Balance, December 31, 1997                             7,281,212          7,281

Stock issued for cash                                 10,979,275         10,979

Stock issued for services                              2,751,000          2,751

Stock issued in exchange for note receivable             315,000            315

Purchase and retirement of treasury stock               (472,200)          (472)

Net loss                                                      --             --
                                              ---------------------------------

Balance, December 31, 1998                            20,854,287         20,854

Stock issued for cash                                  8,681,624          8,682

Stock issued for services                             17,094,313         17,094

Intrinsic value of beneficial conversion
    feature of notes payable                                  --             --

Fair value of warrants related to notes payable               --             --

Purchase and retirement of treasury stock               (489,251)          (489)

Purchase of treasury stock                                    --             --

Sale of treasury stock                                        --             --

Net loss                                                      --             --
                                              ---------------------------------

Balance, December 31, 1999                            46,140,973    $    46,141
                                              =================================


  The Notes to Financial Statements are an integral part of these statements.

ADVANCED OPTICS ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)

                                                                                   Equity
                                                                                  (Deficit)
                                                                                 Accumulated
                  Treasury Stock                         Additional               During the               Total
       -----------------------------------                Paid-In                Development            Shareholders'
             Shares               Cost                    Capital                   Stage                  Equity
       -------------------------------------------------------------------------------------------------------------
             --               $       --                       --                       --                       --

             --                       --                   24,500                       --                   25,000

             --                       --                  281,096                       --                  285,596

             --                       --                       --                  (76,902)                 (76,902)
       -------------------------------------------------------------------------------------------------------------

             --                       --                  305,596                  (76,902)                 233,694

             --                       --                  362,720                       --                  365,001

             --                       --                       --                  (84,690)                 (84,690)
       -------------------------------------------------------------------------------------------------------------
             --                       --                  668,316                 (161,592)                 514,005

             --                       --                1,281,728                       --                1,292,707

             --                       --                  293,719                       --                  296,470

             --                       --                   28,685                       --                   29,000

             --                       --                  (39,913)                      --                  (40,385)

             --                       --                       --                 (752,111)                (752,111)
       -------------------------------------------------------------------------------------------------------------
             --                       --                2,232,535                 (913,703)               1,339,686

             --                       --                  855,101                       --                  863,783

             --                       --                1,469,320                       --                1,486,414

             --                       --                  174,610                       --                  174,610


             --                       --                  125,000                       --                  125,000

             --                       --                  (10,643)                      --                  (11,132)

       (229,000)                 (41,760)                      --                       --                  (41,760)

         85,000                   11,130                   24,334                       --                   35,464

             --                       --                       --               (2,725,804)              (2,725,804)
       -------------------------------------------------------------------------------------------------------------
       (144,000)              $  (30,630)               4,870,257               (3,639,507)               1,246,261

STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 1999 and 1998, and the Period from May 22, 1996 (Inception) Through
December 31, 1999

                                                                                                               5/22/96
                                                                                                             (Inception)
                                                                                                               Through
                                                                           1999                1998           12/31/99
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss)                                                         $(2,725,804)          (752,111)        (3,639,507)
    Adjustments to reconcile net loss to net cash
        provided by operating activities:
           Amortization and depreciation expense                            87,755             66,037            194,526
           Write off of organization costs                                  63,020                 --             63,020
           Amortization of discounts on convertible notes                  135,532                 --            135,532
           Unrealized loss on marketable securities                         26,684              6,875             33,559
           Loss on Bio Moda, Inc.                                          108,086             68,424            176,510
           Issuance of common stock for services                         1,486,414            296,470          1,782,884
           Issuance of notes for services                                   50,000                 --             50,000
           Contract receivable                                            (310,345)          (178,200)          (560,545)
           Allowance for loss on contract                                   71,545                 --             71,545
           Other receivables                                               (22,477)           (13,704)           (79,874)
           Inventory                                                       (35,293)                --            (35,293)
           Accrued liabilities and accounts payable                         44,967             29,988             80,380
                                                                       -------------------------------------------------
               Net cash applied to operating
                  activities                                            (1,019,916)          (476,221)        (1,727,263)
                                                                       -------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of equipment                                                 (133,824)          (135,334)          (312,340)
    Investment in Bio Moda, Inc.                                           (25,000)          (358,845)          (383,845)
    Purchase of marketable securities                                           --            (70,034)           (70,034)
    Purchase of certificate of deposit                                     (54,582)           (50,000)          (104,582)
    Purchase of other assets                                                (9,650)           (20,050)           (96,427)
    Investment in Wizard Technologies, Inc.                                (65,000)                --            (65,000)
                                                                       -------------------------------------------------
               Net cash applied to investing
                  activities                                              (288,056)          (634,263)        (1,032,228)
                                                                        ------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Additions to notes payable                                             478,050             41,733            572,776
    Payments on notes payable and capital
        lease obligation                                                   (30,658)           (63,380)          (121,576)
    Issuance of common stock                                               863,783          1,292,707          2,546,491
    Sale of treasury stock                                                  35,464                 --             35,464
    Purchase of treasury stock                                             (52,892)           (30,385)           (83,277)
                                                                       -------------------------------------------------
               Net cash provided by financing
                  activities                                             1,293,747          1,240,675          2,949,878
                                                                       -------------------------------------------------

Net increase (decrease) in cash                                            (14,225)           130,191            190,387

Cash, beginning of period                                                  204,612             74,421                 --
                                                                       -------------------------------------------------

Cash, end of period                                                    $   190,387            204,612            190,387
                                                                       =================================================


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

Cash and Cash Equivalents. Cash and cash equivalents include all cash balances and highly liquid debt instruments with an original maturity of three months or less. The Company's cash is deposited in financial institutions and is insured only up to $100,000 by the Federal Deposit Insurance Corporation at each institution. As of December 31, 1999, approximately $90,000 was not insured.

Marketable Equity Securities. The Company classifies all of its marketable equity securities as available for sale securities. Available for sale securities are carried at fair value with the unrealized gains and losses reported in Other Comprehensive Income. As of December 31, 1999, gross unrealized losses were $26,684 and not considered significant to the financial statements taken as a whole. Therefore, they have been reported in the income statement. Realized gains and losses were not material.

Inventories. Inventory consists of raw materials and is carried at the lower of cost (specific identification) or market.

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

Income Taxes. The Company accounts for its income taxes using the liability method. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has provided a valuation allowance to offset the benefit of any net operating loss carryforwards or deductible temporary differences

Loss per share. Loss per share is computed on the basis of the weighted average number of common shares outstanding during the year and did not include the effect of potential common stock as their effect would be antidilutive. The numerator for the computation is the net loss and the denominator is the weighted average shares of common stock outstanding. Certain options and warrants outstanding were not included in the computation of loss per share because their effect would be antidilutive.

Effect of New Accounting Pronouncements. Effective January 1, 1999, the Company adopted Statement of Position 98-5 Reporting the Costs of Start-up Activities, which requires that organization costs be expensed. The impact of this change in accounting principle was to reduce assets and increase the deficit accumulated during the development stage by $63,020 as of December 31, 1999.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas requiring estimation are revenue recognition based on the percentage of completion method, loss allowances and the valuation of common stock issued for services.

Stock-Based Compensation. As described in Note 9, the Company has elected to follow the accounting provisions of Accounting Principles Board Opinion (APBO) No. 25, Accounting for Stock Issued to Employees, for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation.

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

The contract to produce two outdoor advertising billboards totals $1.7 million, with $885,000 allocated to the first unit. An estimated total loss of approximately $195,000 in the first unit has been recognized as of December 31, 1999. The Company's estimated cost to complete as of December 31, 1999 is $396,000 which it expects to fund with cash, billings on the contract and additional capital.

In accordance with the contract, the Company will bill the customer when certain milestones have been met. There have been no billings through December 31, 1999.

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

Reclassifications. Certain amounts in 1998 financial statements have been reclassified to conform with 1999 presentation.


NOTE 2.        RELATED PARTY RECEIVABLES

Related party receivables at December 31, 1999, consist of the following:

     Due from officer                                     $52,494
     Note receivable from former shareholder bearing
         interest at 8% and due in June, 2000              15,000
                                                        ---------

                                                          $67,494

NOTE 3.        INVESTMENTS

During 1999 Bio Moda, Inc. sold additional shares, therefore the Company's investment in Bio Moda, Inc. decreased from 22 to 20 percent. Bio Moda, Inc. is a development stage company involved primarily in the development of technology for the early detection of lung cancer. As a development stage company, Bio Moda, Inc. has not had any revenues and, as of December 31, 1999, was in the process of conducting clinical trials.

There is currently no active market for the common stock of Bio Moda, Inc. The ultimate value of the Company's investment in Bio Moda, Inc. will depend on its ability to complete its research and either commercialize or sell its proprietary technology.

A summary of the unaudited financial data relative to Bio Moda, Inc. as of December 31, 1999 is as follows:

     Assets:
         Current assets                                          $  30,730
         Other assets                                               24,465
                                                                 ---------
                                                                    55,195

         Fixed assets                                                2,515
                                                                 ---------

     Total assets                                                $  57,710
                                                                 =========

     Liabilities and equity
         Current liabilities                                     $      --
         Notes payable to stockholders                              92,711
         Common stock                                              760,037
         Deficit accumulated during the development stage         (795,038)
                                                                 ---------

     Total liabilities and equity                                $  57,710
                                                                 =========

The investment in Bio Moda, Inc. is accounted for using the equity method. A summary of the investment is as follows:

     Original cost, all of which exceeded book value             $ 358,845
     Additional purchase in 1999                                    25,000
     Share of net loss                                            (134,011)
     Amortization of excess of cost
         over book value                                           (42,500)
                                                                 ---------

     Net investment                                              $ 207,334
                                                                 =========

In August 1999, the Company issued 200,000 shares of its common stock to Wizard Technologies, Inc. for $88,580. The Company then purchased a 10 percent ownership in Wizard for $65,000 with the proceeds. The Company is applying the cost method of accounting for the investment as there is no market value for the stock of Wizard. The related agreement includes a provision for the Company to increase its investment to 20 percent in 2000. The Company's decision to increase their investment is contingent upon Wizard meeting certain progress objectives.

NOTE 4. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION

Capital Lease Obligation. In July, 1998, the Company entered into a capital lease agreement for equipment valued at $100,499 (net book value of $71,100 at December 31, 1999). The Company made a down payment of $20,170. The remaining amount was financed on a lease with 36 monthly payments of $2,810. Future minimum lease payments are as follows for the years ending December 31:

     2000                                                         $ 33,720
     2001                                                           18,674
                                                                  --------
                                                                    52,394
     Less amounts representing interest                             (5,707)
                                                                  --------
                                                                  $ 46,687
                                                                  ========

Long-Term Debt. In November 1999, the Company obtained a note payable from a bank to purchase equipment. The note is due in 36 monthly installments of principal and interest (bank index rate plus 1.5 percent which was 10 percent at December 31, 1999) of $354. The note is secured by equipment and the balance outstanding at December 31, 1999 was $10,817.

In October 1998, the Company obtained a note payable from a bank as part of the purchase of an automobile. The note is due in monthly installments of principal and interest (fixed rate of 8 percent) of $817 until October 2002. The note is secured by the automobile and the balance outstanding at December 31, 1999 was $25,454.

In April 1999, the Company obtained a note payable from a bank to purchase equipment. The note is due in 36 monthly installments of principal and interest (bank index rate plus 1.5 percent which was 10 percent at December 31, 1999) of $409. The note is secured by equipment and the balance outstanding at December 31, 1999 was $10,726.

Convertible Notes. On June 3, 1999, the Company issued $500,000 in convertible notes which bear interest at an annual rate of 8 percent and mature (principal and interest) on May 31, 2001. Effective August 1, 1999, the notes are convertible into shares of common stock at a 25 percent discount to the closing bid price of a share of common stock at the time of conversion or the time of exercise. The notes were issued in exchange for $430,000 in cash, $50,000 in legal services and $20,000 in commissions. The commissions have been capitalized as debt origination costs and are being amortized over the life of the notes. The notes are unsecured.

The intrinsic value of the conversion feature of the principal and accrued interest was estimated to be $174,610. This has been recorded as an increase in paid-in capital and a discount to the convertible notes payable, with related amortization being charged to interest expense. The discount is being amortized over a one year period, which is management's estimate of time before any conversion will be exercised. The convertible notes also include detachable warrants for the purchase of 12,500,000 shares of common stock at the lower of 75 percent of the closing bid price of a share of common stock at the time of exercise or September 1, 1999. The warrants expire on June 3, 2002. Management estimates that approximately half the warrants will be exercised prior to expiration.

Management estimated the fair market value of these warrants at $125,000 and recorded this amount as an increase in paid-in capital and a discount to the convertible notes payable. The discount is being amortized over the two year life of the notes.

A significant contingency required by the aforementioned convertible note and warrant agreements is the registration of the underlying shares with the Securities and Exchange Commission. The company is to use its best efforts to register these shares and is in the process of preparing the registration statement.

Principal payments for long-term debt and convertible notes for the years ending December 31 are as follows:

      2000                                                            $  15,500
      2001                                                              540,735
      2002                                                               14,592
                                                                      ---------

                                                                        570,827

     Less unamortized discount and interest on convertible notes       (164,619)
                                                                      ---------

     Total                                                            $ 406,208
                                                                      =========

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

During 1997, the Company issued 2,281,212 shares of stock in a public offering, primarily for cash.

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

In 1998, the Company issued 2,751,000 shares of common stock in exchange for services from contractors, officers and others. These shares were valued at the estimated fair market value for similar issuances of stock and amounted to $296,470. The Company also issued 315,000 shares to an officer in exchange for a note receivable of $29,000. The notes bears interest at the rate of 7 percent with interest due semiannually and the principal due July, 2001.

In 1999 the Company repurchased 489,251 shares of its outstanding stock for $11,132 in cash. These shares were retired. The Company also repurchased 229,000 shares for $41,760 and resold 85,000 of these shares for $35,464. The remaining 144,000 treasury shares have been recorded at cost.

The Company also sold 8,681,624 shares for $863,782 in cash, and issued 17,094,313 shares for services from contractors, officers and others, which were valued at $1,486,414.

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

The carrying amounts and fair values of the Company's financial instruments are as follows at December 31, 1999:
                                                                     Estimated
                                                       Carrying        Fair
                                                        Amount         Value

     Cash and cash equivalents                        $190,388       190,388
     Certificate of deposit                            104,581       104,581
     Marketable equity securities (with an
         original cost of $63,159)                      36,474        36,474
     Notes receivable                                   67,493        67,493
     Notes payable                                       4,726         4,726
     Long-term debt and capital lease obligation       452,897       452,897

NOTE 7. INCOME TAXES

At December 31, 1999, the Company had deferred tax assets amounting to approximately $1,280,000. The deferred tax assets consist primarily of the tax benefit of net operating loss carryforwards and are fully offset by a valuation allowance of the same amount.

The net change in the valuation allowance for deferred tax assets was an increase of approximately $960,000 in the year ending December 31, 1999. The net change is due primarily to the increase in net operating loss carryforwards.

At December 31, 1999, the Company had net operating loss carryforwards of approximately $3,200,000 available to offset future state and federal taxable income. These carryforwards will expire in 2016 to 2019 for federal tax purposes and 2001 to 2004 for state tax purposes.

NOTE 8. COMMITMENTS

The Company has a non-cancelable operating lease agreement for its office and production space. The agreement is through June 2000 with an option to renew for one additional year.

Rent expense during 1999 and 1998 was $34,600 and $13,634, respectively.

Future minimum lease payments are as follows:

                                                 2000               $16,200

     NOTE 9.                                                        STOCK PLANS

During 1999, the Company started a stock-based compensation plan, which is described below. The Company applies APB Opinion 25 and related Interpretations in accounting for this plan. Accordingly, no compensation cost has been recognized for its Stock Option Plan. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                 1999             1998

     Net loss - as reported               $   (2,725,804)         (752,111)
       Pro forma                              (2,940,633)         (752,111)

     Loss per share - as reported                   .072              .055
       Pro forma                                    .072              .055

On January 4, 1999, the Board of Directors of the Company adopted an Incentive Stock Option Plan. Pursuant to the plan, up to 10,000,000 shares of common stock of the Company may be granted as options to key employees. The shares issued upon exercise of the options may be authorized and unissued shares or shares held by the Company in its treasury. The exercise date of options granted is based upon the related agreement as approved by the Board of Directors. The Incentive Stock Option Plan expires on January 4, 2009.

During the year, 3,050,000 stock options were granted. The fair value of each option grant for the above pro forma disclosures is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividends of $0 per year; expected volatility ranging from 143 percent to 173 percent; risk-free interest rate ranging from
4.62 percent to 5.86 percent; and expected lives of 4 years.

The Company also issued Stock Purchase Warrant Agreements to each of its Directors. The total number of "warrant shares" issued under these agreements was 3,850,000 shares, which are exercisable at any time until they expire on June 15, 2004. The price established for the shares upon exercise is .15 cents per share.

A summary of the common option and warrant activity for employees, directors and officers is as follows:

                                    Warrants         Weighted
                                       And            Average
                                     Options       Option Price    Exercisable

Balance, December 31, 1997             153,954        $   .58          153,954

Balance, December 31, 1998             153,954            .58          153,954
                                                                    ==========
    Granted                          6,900,000            .16
    Expired                           (153,954)           .58
                                    ----------

Balance, December 31, 1999           6,900,000            .16        6,185,000
                                    ==========                      ==========


The option price established for the shares upon exercise ranges from .09 cents per share to .30 cents per share, and expire from January 2003 to June 2004, with a weighted average expiration date of November 2003. The options vest over a one year period and the warrants are exercisable immediately.

     Indexes to financial statements appear after the signature page to this Form 10-KSB.

-------------------------------------------------------------------------------------------------------------
Exhibits
-------------------------------------------------------------------------------------------------------------
2       Plan of Acquisition, Reorganization, arrangement,             None
        liquidation, or succession

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
                                                                      Statement No.1000-24511 on Form
                                                                      10-SB filed June 23,1998.

4       Instruments defining the rights of holders, including         Incorporated by reference to Exhibit
        Indentures                                                    3.2

7       Opinion re: liquidation preference                            Incorporated by reference to Exhibit
                                                                      3.2

10.1    Incentive Stock Option Plan                                   Filed Herewith

10.2    Lease Agreement Advanced Optics Electronics, Inc. and JMP     Incorporated  by  reference  to  Exhibit
        Company Inc                                                   10.2  of  the   Company's   Registration
                                                                      Statement  No.1000-24511  on Form  10-SB
                                                                      filed June 23,1998.

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

24      Power of Attorney                                             Incorporated by reference to Exhibit
                                                                      3.2

27      Financial Data Schedule                                       Filed Herewith


                               Reports on Form 8-K

During the 1999 fiscal year, the Company filed no reports on Form 8-K.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:    March 7, 2000

ADVANCED OPTICS ELECTRONICS, INC.

                                           BY:/s/John J. Cousins
                                           John J. Cousins
                                           Vice President of Finance
                                           (Principal Accounting Officer)



                                           BY:/s/Leslie S. Robins
                                           Leslie S. Robins
                                           Executive Vice President
                                           (Principal Executive Officer)