Form 10QSB
period 2000-03-31
ADVANCED OPTICS ELECTRONICS INC
filed 2000-05-11
CIK 1020657

U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended: March 31, 2000


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of issuer's shares of Common Stock outstanding as of March 31, 2000 was 48,635,411

Transitional Small Business Disclosure Format (check one): Yes [_]  No [X]

ADVANCED OPTICS ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)


ADVANCED OPTICS ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                                FINANCIAL REPORT

                                                                  MARCH 31, 2000

                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                    CONTENTS

                                                                           Page

INDEPENDENT ACCOUNTANTS' REPORT                                              1

FINANCIAL STATEMENTS

               Balance Sheet                                                 2

               Statements of Operations                                      4

               Statements of Changes in Stockholders' Equity                 5

               Statements of Cash Flows                                      7

               Notes to Financial Statements                                 9

NEFF & RICCI LLP
----------------
CERTIFIED PUBLIC ACCOUNTANTS
7001 PROSPECT PLACE NE
ALBUQUERQUE, NM  87110


                         Independent Accountants' Report


Board of Directors
Advanced Optics Electronics, Inc.


We have reviewed the accompanying condensed balance sheet of Advanced Optics Electronics, Inc. (a development stage company) as of March 31, 2000, and the related condensed statements of operations, cash flows and changes in stockholders' equity for the three month period ended March 31, 2000 and 1999, and for the 2000, 1999, and 1998 portion of the period from May 22, 1996 (inception) through March 31, 2000. The 1996 and 1997 portion of the condensed financial statements for the period from May 22, 1996 (inception) through March 31, 2000, were audited by other auditors whose report dated February 5, 1998, expressed an unqualified opinion.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

/s/ Neff & Ricci LLP

Albuquerque, New Mexico
April 20, 2000

ADVANCED OPTICS ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
March 31, 2000



ASSETS

Current Assets
    Cash and cash equivalents                                         $  719,377
    Certificate of deposit                                               156,237
    Marketable equity securities                                          73,143
    Costs and estimated earnings
        in excess of billings on
        uncompleted contract                                             594,584
    Raw materials                                                         29,293
    Due from officer and shareholder                                      67,494
                                                                      ----------

           Total current assets                                        1,640,128
                                                                      ----------

Property and Equipment, net                                              320,486
                                                                      ----------

Other Assets
    Investment in Bio Moda, Inc.                                         191,112
    Intangible assets, net                                               211,438
    Other assets                                                          30,000
                                                                      ----------

           Total other assets                                            432,550
                                                                      ----------


           Total assets                                               $2,393,164
                                                                      ==========


See Notes to Financial Statements.

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                                               $    12,173
    Accrued liabilities                                                                 17,456
    Current portion of long-term debt
        and capital lease obligation                                                    45,917
    Allowance for loss on contract                                                      89,584
                                                                                   -----------
           Total current liabilities                                                   165,130
                                                                                   -----------

Long-term portion of long-term debt
    and capital lease obligation                                                       467,298
                                                                                   ===========

Commitments

Shareholders' Equity
    Capital stock:
        Preferred Series A, 7.5% cumulative,  convertible into common stock at a rate  determined  by dividing  the  purchase  price of the  preferred shares by the conversion price of the common stock;  $.001 par value;
           authorized 10,000,000 shares, issued 550 shares
           in first quarter of 2000                                                          1
        Common, authorized 75,000,000 shares, $.001 par value
           48,714,706 shares issued and 48,589,206 shares outstanding                   48,715
    Additional paid-in capital                                                       6,929,273
    Deficit accumulated during the development stage                                (5,183,426)
    Treasury stock                                                                     (33,827)
                                                                                   -----------

           Total shareholders' equity                                                1,760,736
                                                                                   -----------

           Total liabilities and shareholders' equity                              $ 2,393,164
                                                                                   ===========

ADVANCED OPTICS ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
Quarters Ended March 31, 2000 and 1999
and the Period from May 22, 1996 (Inception)
Through March 31, 2000

                                                                                      5/22/96
                                                                                   (Inception)
                                                                                      Through
                                                      2000               1999        03/31/00
Revenues
    Contract revenue                               $     34,039          66,375         594,584
                                                   --------------------------------------------

Costs and Expenses
    General and administrative                        1,206,669         106,570       3,779,404
    Contract costs                                      111,886          85,941         853,247
    Research and development                            133,967          48,273         562,114
                                                   --------------------------------------------

           Total expenses                             1,452,522         240,784       5,194,765
                                                   --------------------------------------------

    Operating loss                                   (1,418,483)       (174,409)     (4,600,181)
                                                   --------------------------------------------

Other Income and (Expenses)
    Interest income                                       2,293           1,964          14,010
    Unrealized gain (loss) on marketable
        equity securities                                 7,655          (9,968)        (25,904)
    Loss on Bio Moda, Inc.                              (16,222)        (24,571)       (192,733)
    Interest expense                                    (76,581)         (3,299)       (273,017)
                                                   --------------------------------------------

           Total other expenses                         (82,855)        (35,874)       (477,644)
                                                   --------------------------------------------

           Net loss before cumulative effect
               of change in accounting principle     (1,501,338)       (210,283)     (5,077,825)
                                                   --------------------------------------------

Cumulative Effect of Change
    in Accounting Principle                                --           (63,020)        (63,020)
                                                   --------------------------------------------

           Net loss                                  (1,501,338)       (273,303)     (5,140,845)
                                                   --------------------------------------------

Net loss per share before cumulative effect
    of change in accounting principle                      (.03)           (.01)           (.23)

Cumulative effect of change in
    accounting principle                                   --              (.00)           (.00)
                                                   --------------------------------------------

Net loss per share                                 $       (.03)           (.01)           (.23)
                                                   ============================================
Weighted average shares outstanding                  48,153,762      25,252,592      22,111,342
                                                   ============================================

See Notes to Financial Statements.

ADVANCED OPTICS ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period from May 22, 1996 (Inception) Through
March 31, 2000

                                                           Common Stock                 Preferred Stock
                                                     -------------------------      -----------------------
                                                                      Par                          Par
                                                       Shares         Value           Shares       Value

Balance, May 22, 1996                                        --    $        --             --   $        --
Stock issued to incorporators for cash                  500,000            500             --            --
Stock issued for the net assets of PLZ Tech, Inc.     4,500,000          4,500             --            --
Net loss                                                     --             --             --            --
                                                     ------------------------------------------------------

Balance, December 31, 1996                            5,000,000          5,000             --            --
Stock issued in public offering                       2,281,212          2,281             --            --
Net loss                                                     --             --             --            --
                                                     ------------------------------------------------------

Balance, December 31, 1997                            7,281,212          7,281             --            --
Stock issued for cash                                10,979,275         10,979             --            --
Stock issued for services                             2,751,000          2,751             --            --
Stock issued in exchange for note receivable            315,000            315             --            --
Purchase and retirement of treasury stock              (472,200)          (472)            --            --
Net loss                                                     --             --             --            --
                                                     ------------------------------------------------------


Balance, December 31, 1998                           20,854,287         20,854             --            --
Stock issued for cash                                 8,681,624          8,682             --            --
Stock issued for services                            17,094,313         17,094             --            --
Intrinsic value of beneficial conversion
    feature of notes payable                                 --             --             --            --
Fair value of warrants related to notes payable              --             --             --            --
Purchase and retirement of treasury stock              (489,251)          (489)            --            --
Purchase of treasury stock                                   --             --             --            --
Sale of treasury stock                                       --             --             --            --
Net loss                                                     --             --             --            --
                                                     ------------------------------------------------------

Balance, December 31, 1999                           46,140,973         46,141             --            --
Stock issued for cash                                   782,000            782            550             1
Stock issued for services                             1,791,733          1,792             --            --
Purchase of treasury stock                                   --             --             --            --
Sale of treasury stock                                       --             --             --            --
Constructive dividends (amortization of
    discount on convertible preferred stock)                 --             --             --            --
Net loss                                                     --             --             --            --
                                                     ------------------------------------------------------

Balance, March 31, 2000                              48,714,706    $    48,715          550     $         1
                                                     ======================================================


The Notes to Financial Statements are an integral part of these statements.

                                                        Equity
                                                       (Deficit)
                                                      Accumulated
               Treasury Stock           Additional     During the       Total
                                         Paid-In      Development   Shareholders'
            Shares         Cost          Capital         Stage         Equity
           --------     ----------      ---------     -----------    -----------
                 --             --         24,500             --         25,000
                 --             --        281,096             --        285,596
                 --             --             --        (76,902)       (76,902)
           ---------------------------------------------------------------------

                 --             --        305,596        (76,902)       233,694
                 --             --        362,720             --        365,001
                 --             --             --        (84,690)       (84,690)
           ---------------------------------------------------------------------

                 --             --        668,316       (161,592)       514,005
                 --             --      1,281,728             --      1,292,707
                 --             --        293,719             --        296,470
                 --             --         28,685             --         29,000
                 --             --        (39,913)            --        (40,385)
                 --             --             --       (752,111)      (752,111)
           ---------------------------------------------------------------------

                 --             --      2,232,535       (913,703)     1,339,686
                 --             --        855,101             --        863,783
                 --             --      1,469,320             --      1,486,414
                 --             --        174,610             --        174,610

                 --             --        125,000             --        125,000
                 --             --        (10,643)            --        (11,132)
           (229,000)       (41,760)            --             --        (41,760)
             85,000         11,130         24,334             --         35,464
                 --             --             --     (2,725,804)    (2,725,804)
           ---------------------------------------------------------------------

           (144,000)       (30,630)     4,870,257     (3,639,507)     1,246,261
                 --             --        852,710             --        853,493
                 --             --      1,118,441             --      1,120,233
             (6,500)        (7,683)            --             --         (7,683)
             25,000          4,486         32,080             --         49,770

                 --         42,581        (42,581)            --
                 --             --             --     (1,501,338)    (1,501,338)
           ---------------------------------------------------------------------

           (125,500)    $  (33,827)     6,929,273     (5,183,426)     1,760,736
           =====================================================================

ADVANCED OPTICS ELECTRONICS, INC.
 (A DEVELOPMENT STAGE COMPANY)
ADVANCED OPTICS ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Quarters Ended March 31, 2000 and 1999 and the Period from May 22, 1996 (Inception) Through
March 31, 2000

                                                                                             5/22/96
                                                                                           (Inception)
                                                                                             Through
                                                                2000              1999       03/31/00

Cash Flows From Operating Activities
    Net (loss)                                               $(1,501,338)      (273,303)    (5,140,845)
    Adjustments to reconcile net loss to net cash
        provided by operating activities:
           Amortization and depreciation expense                  27,630         23,529        222,156
           Write off of organization costs                            --         63,020         63,020
           Amortization of discounts on convertible notes         70,691             --        206,223
           Unrealized (gain) loss on marketable securities        (7,655)         9,968         25,904
           Loss on Bio Moda, Inc.                                 16,222         24,571        192,732
           Issuance of common stock for services               1,120,233         27,687      2,903,117
           Issuance of notes for services                             --             --         50,000
           Contract receivable                                   (34,039)       (66,375)      (594,584)
           Marketable equity securities                             (131)            --           (131)
           Allowance for loss on contract                         18,039             --         89,584
           Other receivables                                      31,030         (5,954)       (48,844)
           Inventory                                               6,000        (41,324)       (29,293)
           Accrued liabilities and accounts payable              (50,751)         1,116         29,629
                                                             -----------------------------------------
               Net cash used by operating
                  activities                                    (304,069)      (237,065)    (2,031,332)
                                                             -----------------------------------------

Cash Flows From Investing Activities
    Purchase of equipment                                        (31,886)       (27,605)      (344,226)
    Investment in Bio Moda, Inc.                                      --             --       (383,845)
    Purchase of marketable securities                            (28,883)            --        (98,917)
    Purchase of certificate of deposit                           (51,655)            --       (156,237)
    Purchase of other assets                                          --        (10,000)       (96,427)
    Proceeds from sale of Wizard Technologies, Inc.               65,000             --             --
                                                             -----------------------------------------
               Net cash used by investing
                  activities                                     (47,424)       (37,605)    (1,079,652)
                                                             -----------------------------------------


See Notes to Financial Statements.

ADVANCED OPTICS ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Quarters Ended March 31, 2000 and 1999 and the Period from May 22, 1996 (Inception) Through
March 31, 2000


                                                                              5/22/96
                                                                            (Inception)
                                                                              Through
                                                   2000           1999       03/31/00
Cash Flows From Financing Activities
    Additions to notes payable                          --            --       572,776
    Payments on notes payable and capital
        lease obligation                           (15,097)       (6,764)     (136,673)
    Issuance of common stock                       853,493       154,620     3,399,984
    Sale of treasury stock                          49,770            --        85,234
    Purchase of treasury stock                      (7,683)      (11,132)      (90,960)
                                                --------------------------------------
               Net cash provided by financing
                  activities                       880,483       136,724     3,830,361
                                                --------------------------------------

Net increase (decrease) in cash                    528,990      (137,946)      719,377

Cash, beginning of period                          190,387       204,612            --
                                                --------------------------------------

Cash, end of period                             $  719,377        66,666       719,377
                                                ======================================


See Notes to Financial Statements.

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The interim financial information included herein is unaudited. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's annual report on Form 10-KSB for the period ended December 31, 1999. Other than as indicated herein, there have been no significant changes from the financial data published in that report. In the opinion of management, such unaudited information reflects all adjustments, consisting only of normal recurring accruals and other adjustments necessary for a fair presentation of the unaudited information.

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

The Company has obtained a contract to produce two outdoor advertising billboards using its flat panel display technology. This is the first commercial application of the Company's technology. The success of the Company will depend on its ability to commercialize its technology and complete this contract. In addition, the Company may be required to obtain additional capital in order to fund the completion of the contract.

Liquidity. Through March 31, 2000, the Company has maintained adequate liquidity and has sufficient cash to pay its liabilities. Yet, completion of the contract for the first billboard is behind schedule and the first milestone for billing was not met by March 31, 2000. Accordingly, to fund Company operations and to complete the first billboard, additional cash from stock issuances and/or borrowings may become necessary in the future.

Marketable  Equity  Securities.  The Company  classifies  all of its  marketable equity securities as available for sale securities. Available for sale securities are carried at fair value with the unrealized gains and losses reported in Other Comprehensive Income. As of March 31, 2000, gross unrealized gains for the quarter were $7,655 and not considered significant to the financial statements taken as a whole. Therefore, they have been reported in the income statement.

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (CONTINUED)

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

Loss Per Share. Loss per share is computed on the basis of the weighted average number of common shares outstanding during the year and did not include the effect of potential common stock as their effect would be antidilutive. The numerator for the computation is the net loss and the denominator is the weighted average shares of common stock outstanding. Certain options and warrants outstanding were not included in the computation of loss per share because their effect would be antidilutive. Convertible preferred stock issued during the quarter also was not included in the computation of loss per share because their effect would be antidilutive.

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

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (CONTINUED)


The contract to produce two outdoor advertising billboards totals $1.7 million, with $885,000 allocated to the first unit. An estimated total loss of approximately $273,000 in the first unit has been recognized as of March 31, 2000. The Company's estimated cost to complete as of March 31, 2000 is $380,000, which it expects to fund with cash, billings on the contract and additional capital.

In accordance with the contract, the Company will bill the customer when certain milestones have been met. There have been no billings through March 31, 2000.

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

NOTE 2.   RELATED PARTY RECEIVABLES

Related party receivables at March 31, 2000, consist of the following:

Due from officer                                                      $   52,494
Note receivable from former shareholder bearing
    interest at 8% and due in June, 2000                                  15,000
                                                                      ----------

                                                                      $   67,494
                                                                      ==========
NOTE 3.   INVESTMENTS

During 1999 Bio Moda, Inc. sold additional shares, therefore the Company's investment in Bio Moda, Inc. decreased from 22 to 20 percent. Bio Moda, Inc. is a development stage company involved primarily in the development of technology for the early detection of lung cancer. As a development stage company, Bio Moda, Inc. has not had any revenues and, as of March 31, 2000, was in the process of conducting clinical trials.

There is currently no active market for the common stock of Bio Moda, Inc. The ultimate value of the Company's investment in Bio Moda, Inc. will depend on its ability to complete its research and either commercialize or sell its proprietary technology.

A summary of the unaudited financial data relative to Bio Moda, Inc. as of December 31, 1999 is as follows:

Assets:
    Current assets                                                    $  30,730
    Other assets                                                         24,465
                                                                      ---------
                                                                         55,195
                                                                      =========

    Fixed assets                                                          2,515
                                                                      ---------

Total assets                                                          $  57,710
                                                                      =========

Liabilities and equity
    Notes payable to stockholders                                     $  92,711
    Common stock                                                        760,037
    Deficit accumulated during the development stage                   (795,038)
                                                                      ---------

Total liabilities and equity                                          $  57,710
                                                                      =========

The investment in Bio Moda, Inc. is accounted for using the equity method. A summary of the investment is as follows:

Original cost, all of which exceeded book value                       $ 358,845
Additional purchase in 1999                                              25,000
Share of net loss                                                      (143,836)
Amortization of excess of cost
    over book value                                                     (48,897)
                                                                      ---------

Net investment                                                        $ 191,112
                                                                      =========

In August 1999, the Company issued 200,000 shares of its common stock to Wizard Technologies, Inc. for $88,580. The Company then purchased a 10 percent ownership in Wizard for $65,000 with the proceeds. During the quarter ending March 31, 2000, the Company sold back all of its shares of Wizard's common stock to Wizard for its original investment of $65,000.

NOTE 4.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION

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

NOTE 4.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION
          (CONTINUED)

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

In 1998, the Company issued 2,751,000 shares of common stock in exchange for services from contractors, officers and others. These shares were valued at the estimated fair market value for similar issuances of stock and amounted to $296,470. The Company also issued 315,000 shares to an officer in exchange for a note receivable of $29,000. The notes bear interest at the rate of 7 percent with interest due semiannually and the principal due July, 2001.

In 1999, the Company repurchased 489,251 shares of its outstanding stock for $11,132 in cash. These shares were retired. The Company also repurchased 229,000 shares for $41,760 and resold 85,000 of these shares for $35,464. The remaining 144,000 treasury shares have been recorded at cost.

The Company also sold 8,681,624 shares for $863,782 in cash, and issued 17,094,313 shares for services from contractors, officers and others, which were valued at $1,486,414.

During the quarter ending March 31, 2000, the Company sold 782,000 shares of its common stock for $368,495 in cash, and issued 1,791,733 shares of its common stock for services from contractors, officers and others, which were valued at $1,120,233. The value of the services is included in the costs and expenses on the Statement of Operations.

Also during this quarter, the Company sold 25,000 shares of its treasury stock for $49,770 and repurchased 6,500 shares for $7,683. The repurchased shares have been recorded at cost.

On March 14, 2000, the Company issued 550 shares of its Series A convertible preferred stock for $550,000. Related finders fees and attorney fees were $65,000, and were netted against the proceeds for a net increase in cash and equity of $485,000. Effective June 14, 2000, the shares are convertible into shares of common stock at the lesser of 110 percent of the closing bid price of a share of common stock on March 13, 2000 or 77.5 percent of the average of the five lowest closing bid prices for the common stock for the twenty trading days immediately preceding the conversion date.

Management estimated the intrinsic value of the conversion feature to be $159,677. This has been recorded as an increase in paid-in capital and a discount to the convertible preferred stock, with related amortization being charged to retained earnings via constructive dividends. The discount is being amortized over a 90 day period, which is the period from the date of issuance to the point at which the preferred shares can be converted to common shares. The convertible preferred stock also includes detachable warrants for the purchase of 55,000 shares of common stock at a purchase price per share equal to 110 percent of the closing bid price for the common stock on the closing date (March 8, 2000). The warrants expire on March 8, 2005. The detachable warrants have not been valued in the accompanying financial statements, as management estimates their fair market value to be immaterial.

NOTE 6.   STOCK PLANS

During the quarter ending March 31, 2000, the Company granted an additional 1,375,000 stock options to certain key employees. This results in total stock options granted and unexercised of 8,125,000 as of March 31, 2000. The shares issued upon exercise of the options may be authorized and unissued shares or shares held by the Company in its treasury. The exercise date of options granted is based upon the related agreement as approved by the Board of Directors. Also during this quarter, one key employee exercised his options and purchased 150,000 shares of common stock for $13,500.

NOTE 7.   SUBSEQUENT EVENT

At the Directors' meeting held during April 2000, the Company's Directors voted to increase the authorized shares of common stock to 150,000,000.

                        ADVANCED OPTICS ELECTRONICS, INC.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                                       .

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

                                    OVERVIEW

Advanced Optics Electronics, Inc. is a technology company whose primary focus is the development, production and sales of its electronic flat panel displays. The primary initial product will be marketed to users of outdoor advertising billboards. We believe that our product line will create a new segment of the outdoor advertising industry where multiple ads can be displayed and changed. This will create new and enhanced sources of revenue for billboard companies.

Our goal is to create a product line based on technology that is scalable both in terms of size and resolution to meet a wide range of requirements related to site, economics and use from our potential customers. The major advantages of our flat panel displays are viewing quality, affordability, customer system integrity, and remote change in seconds to reduce advertising site maintenance and increase revenues. We also plan the development of a leasing program and an Owned & Operated group.

The Company was organized as a Nevada corporation on May 22, 1996. On November 7, 1996, the Company acquired the business and patents of PLZTech, a company involved in the development of flat panel displays. Our operating activities have related primarily to the initial planning and development of our product and building our operating infrastructure.

We have recognized limited revenue to date. We expect that our principal source of revenue will be derived from sales of our electronic display product. We are anticipating having a prototype within the next 90 days.

Our operating expenses have increased significantly since our inception, and the rate of increase has risen since last year. This is due to increased engineering and management staff and investments in operating infrastructure. Since our inception we have incurred significant losses and, as of March 31, 2000, had an accumulated deficit of $5.2 million.


RESULTS OF CONTINUING OPERATIONS

Due  to  our  limited  operating  history,  we  believe  that   period-to-period
comparisons of our results of operations are not fully meaningful and should not be relied upon as an indication of future performance.

Comparison of the Three-Month Periods Ended March 31, 2000 and 1999

Revenue. Since our inception, we have been in the development stage and have had only limited revenue. Revenues decreased to $34,039 in the first quarter of 2000 from $66,375 in the first quarter of 1999.

Product Development. Product development expenses consist primarily of personnel expenses, consulting fees and depreciation of the equipment associated with the development and enhancement of our flat panel displays. Research development and technical costs increased to $133,967 in the first quarter of 2000 from $48,273 in the first quarter of 1999. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to increase significantly in future periods. We expense product development costs as they are incurred.

General and Administrative. General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel and other general corporate activities, and the depreciation and amortization of office furniture and leasehold improvements. General and administrative costs increased to $1,206,669 in the first quarter of 2000 from $106,570 in the first quarter of 1999. The increase was primarily due to increased personnel, professional service fees and facility expenses necessary to support our growth. We expect general and administrative costs to increase as we continue to expand our staff and incur additional costs to support the growth of our business and the costs of being a public company. We further expect our general and administrative expenses to increase as we grow through strategic acquisitions.

Other Income (Expense). Other income (expense) consists of interest and other income and expense. Interest income increased to $2,293 in the first quarter of 2000 from $1,964 in the first quarter of 1999.. The increase in interest income was due to an increase in our average net cash and cash equivalents balance.

Depreciation increased to $27,630 in the first quarter of 2000 from $23,529 in the first quarter of 1999. due primarily to depreciation expense for equipment acquired under capital leases.


     LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations since inception primarily through the private placement of equity securities, through which we have raised net proceeds of $3,830,361 through March 31, 2000. We have also financed our operations through an equipment loan and capital lease financing.

In August 1998 Advanced Optics Electronics, Inc. entered into a lease agreement for the financing of equipment for the development of its flat panel display systems. The Company is required to repay the $101,000 in equal monthly payments of the lease. Monthly payments on the lease are approximately $2,850. The term of the lease is 3 years and is backed by the credit of the Company.

The Company's holding in BioModa, Inc will provide additional liquidity. BioModa is a biomedical development company. The Company's ownership of BioModa, as of March 31, 2000, was 20%. No immediate family members of officers or directors of Advanced Optics Electronics, Inc. are securities holders of BioModa.

During the quarter ended March 31, 2000 $31,886 was spent for the purchase of equipment. Product development expenditures were $133,967 in 1999. Funds for operations, product development and capital expenditures were provided from the sale of securities and cash reserves. As of March 31, 2000, we had approximately $875,614 of cash and cash equivalents.

Management believes that sales of securities, cash reserves and contract revenue will provide adequate liquidity and capital resources to meet the anticipated development stage requirements through the end of the third quarter 2000. At that time it is anticipated that sales of flat panel displays will begin and contribute to operating revenues. It is anticipated that these sales will provide the additional capital resources to fund the proportionately higher working capital requirements of production and sales initiatives. The Company currently has no other significant commitments for capital expenditures in 2000.

                           PART II. OTHER INFORMATION

Item 1. Legal proceedings

The Company is not a party to any significant legal proceeding, the adverse outcome of which, in management's opinion, would have a material adverse effect on the Company's operating results. The Company is a plaintiff in a proceeding to remedy Internet related defamation. The damages sought are not significant relative to the current assets of the Company

Item 2. Changes in securities

During the first quarter of fiscal year 2000 there was a 2,373,733 increase in shares of common stock.

Item 3. Defaults upon senior securities - Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting on April 12, 2000. Proxies were solicited for the meeting pursuant to Regulation 14A under the Exchange Act. On the date of record March 6, 2000, there were 48,433,745 shares outstanding. Two proposals were voted on:

The proposal to approve the action of the Board of Directors in appointing Neff & Ricci CPA LLP to continue as independent auditors for 2000 received the following votes:

--------------------------------------------------------------------------------
For:                               41,718,809                            86.14%
--------------------------------------------------------------------------------
Against:                              130,750                             0.27%
--------------------------------------------------------------------------------
Abstain:                              278,330                             0.57%
--------------------------------------------------------------------------------
Broker Non-votes:                          NA                                NA
--------------------------------------------------------------------------------

The foregoing proposal was approved and accordingly ratified.

The proposal to approve an amendment to the Company's Articles of Incorporation and By-Laws to increase the authorized shares of common stock from 75,000,000 to 150,000,000 received the following votes:

--------------------------------------------------------------------------------
For:                               39,834,584                            82.25%
--------------------------------------------------------------------------------
Against:                            2,158,890                             4.46%
--------------------------------------------------------------------------------
Abstain:                              134,415                             0.28%
--------------------------------------------------------------------------------
Broker Non-votes:                          NA                                NA
--------------------------------------------------------------------------------


The foregoing proposal was approved and accordingly ratified.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report on Form 10QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Dated: May 11, 2000

                             ADVANCED OPTICS ELECTRONICS, INC.



                             BY:/s/John J. Cousins
                                   ---------------
                             John J. Cousins
                             Vice President of Finance
                             (Principal Accounting Officer)



                             BY:/s/Leslie S. Robins
                                   ----------------
                             Leslie S. Robins
                             Executive Vice President
                             (Principal Executive Officer)

Item 5.  Other Information - Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
27.1 Financial Data Schedule

(b) Reports on Form 8-K
No reports on Form 8-K were filed by the company during the three-month period ending March 31, 2000