Form 10QSB
period 2000-06-30
ADVANCED OPTICS ELECTRONICS INC
filed 2000-08-09
CIK 1020657

U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended: June 30, 2000


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes _X_   No___

The number of issuer's shares of Common Stock outstanding as of June 30, 2000 was 60,162,676

    Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

ADVANCED OPTICS ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)







                                             ADVANCED OPTICS ELECTRONICS, INC.
                                                 (A DEVELOPMENT STAGE COMPANY)

                                                              FINANCIAL REPORT

                                                                 JUNE 30, 2000

                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                    CONTENTS

                                                                          Page

INDEPENDENT ACCOUNTANTS' REPORT                                             1

FINANCIAL STATEMENTS

    Balance Sheet                                                           2

    Statements of Operations                                                4

    Statements of Changes in Stockholders' Equity                           6

    Statements of Cash Flows                                               10

    Notes to Financial Statements                                          13

NEFF & RICCI LLP

CERTIFIED PUBLIC ACCOUNTANTS
7001 PROSPECT PLACE NE
ALBUQUERQUE, NM  87110

                         Independent Accountants' Report

Board of Directors
Advanced Optics Electronics, Inc.


We have reviewed the accompanying condensed balance sheet of Advanced Optics Electronics, Inc. (a development stage company) as of June 30, 2000, and the related condensed statements of operations, cash flows and changes in stockholders' equity for the quarter and the six month period ended June 30, 2000 and 1999, and for the 2000, 1999, and 1998 portion of the period from May 22, 1996 (inception) through June 30, 2000. The 1996 and 1997 portion of the condensed financial statements for the period from May 22, 1996 (inception) through June 30, 2000, were audited by other auditors whose report dated February 5, 1998, expressed an unqualified opinion.

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


/s/ Neff & Ricci LLP

Albuquerque, New Mexico
July 17, 2000

ADVANCED OPTICS ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
June 30, 2000
See Accountants' Report.


ASSETS

Current Assets
    Cash and cash equivalents                                         $  393,127
    Certificates of deposit                                              103,180
    Marketable equity securities                                          33,671
    Costs and estimated earnings
        in excess of billings on
        uncompleted contract                                             596,172
    Raw materials                                                         29,293
    Due from officer and shareholder                                     187,494
                                                                      ----------

           Total current assets                                        1,342,937
                                                                      ----------

Property and Equipment, net                                              313,258
                                                                      ----------

Other Assets
    Investment in Bio Moda, Inc.                                         174,890
    Intangible assets, net                                               196,186
    Other assets                                                          30,000
                                                                      ----------

           Total other assets                                            401,076
                                                                      ----------

           Total assets                                               $2,057,271
                                                                      ==========

See Notes to Financial Statements.

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                                $    15,634
    Accrued liabilities                                                  17,347
    Current portion of long-term debt
        and capital lease obligation                                     44,567
    Allowance for loss on contract                                      128,257
                                                                    -----------
           Total current liabilities                                    205,805
                                                                    -----------

Long-term portion of long-term debt
    and capital lease obligation                                         27,364
                                                                    -----------

Commitments

Shareholders' Equity
    Capital stock:
        Preferred Series A, 7.5% cumulative,
         convertible into common stock at a rate
         determined  by dividing  the  purchase
         price of the  preferred shares by the
         conversion price of the common stock;
         $.001 par value; authorized 10,000,000
         shares, issued 550 shares in first
         quarter of 2000                                                      1
        Common, authorized 150,000,000 shares,
         $.001 par value 60,162,176 shares issued
         and 59,993,176 shares outstanding                               60,163
    Additional paid-in capital                                        8,083,228
    Deficit accumulated during the development stage                 (6,251,646)
     Treasury stock                                                     (67,644)
                                                                    -----------

           Total shareholders' equity                                 1,824,102
                                                                    -----------

           Total liabilities and
            shareholders' equity                                    $ 2,057,271
                                                                    ===========

ADVANCED OPTICS ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Quarters Ended June 30, 2000 and 1999
See Accountants' Report.

                                                      2000              1999

Revenues

    Contract revenue                              $      1,588           70,000
                                                  -----------------------------

Costs and Expenses
    General and administrative                         565,882          305,972
    Contract costs                                     121,588           78,178
    Research and development                           134,660           38,167
                                                  -----------------------------

           Total expenses                              822,130          422,317
                                                  -----------------------------

    Operating loss                                    (820,542)        (352,317)
                                                  -----------------------------

Other Income and (Expenses)
    Interest income                                      3,407            5,105
    Unrealized gain (loss) on marketable
        equity securities                               (5,813)         (12,961)
    Loss on Bio Moda, Inc.                             (16,222)         (13,957)
    Interest expense                                  (111,954)          (5,687)
                                                  -----------------------------

           Total other expenses                       (130,582)         (27,500)
                                                  -----------------------------

           Net loss                                   (951,124)        (379,817)
                                                  -----------------------------

Net loss per share                                $       (.02)            (.01)
                                                  =============================

Weighted average shares outstanding                 52,259,092       32,343,166
                                                  =============================


See Notes to Financial Statements.

ADVANCED OPTICS ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2000 and 1999
and the Period from May 22, 1996 (Inception)
Through June 30, 2000
See Accountants' Report.

                                                                                     5/22/96
                                                                                   (Inception)
                                                                                     Through
                                                       2000              1999        06/30/00
Revenues
    Contract revenue                               $     35,627         136,375         614,596
                                                   --------------------------------------------

Costs and Expenses
    General and administrative                        1,772,551         412,542       4,354,016
    Contract costs                                      233,474         164,119         998,259
    Research and development                            268,627          86,440         657,967
                                                   --------------------------------------------

           Total expenses                             2,274,652         663,101       6,010,242
                                                   --------------------------------------------

    Operating loss                                   (2,239,025)       (526,726)     (5,395,646)
                                                   --------------------------------------------

Other Income and (Expenses)
    Interest income                                       5,700           7,069          17,417
    Unrealized gain (loss) on marketable
        equity securities                                 1,842         (22,929)        (31,717)
    Loss on Bio Moda, Inc.                              (32,444)        (38,528)       (208,955)
    Interest expense                                   (188,535)         (8,986)       (384,971)
                                                   --------------------------------------------

           Total other expenses                        (213,437)        (63,374)       (608,226)
                                                   --------------------------------------------

           Net loss before cumulative effect
               of change in accounting principle             --        (590,100)     (6,003,872)
                                                   --------------------------------------------

Cumulative Effect of Change
    in Accounting Principle                                  --         (63,020)        (63,020)
                                                   --------------------------------------------

           Net loss                                  (2,452,462)       (653,120)     (6,066,892)
                                                   --------------------------------------------

Net loss per share before cumulative effect
    of change in accounting principle                      (.05)           (.02)           (.25)

Cumulative effect of change in
    accounting principle                                     --              --              --
                                                   --------------------------------------------

Net loss per share                                 $       (.05)           (.02)          (.025)
                                                   ============================================

Weighted average shares outstanding                  50,500,857      28,797,880      23,982,040
                                                   ============================================

See Notes to Financial Statements.

ADVANCED OPTICS ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period from May 22, 1996 (Inception)
Through June 30, 2000
See Accountants' Report.

                                                                          Common Stock                         Preferred Stock
                                                                  -----------------------------           --------------------------
                                                                                        Par                                  Par
                                                                     Shares            Value              Shares            Value
Balance, May 22, 1996                                                     --        $        --                 --       $        --
Stock issued to incorporators for cash                               500,000                500                 --                --
Stock issued for the net assets of PLZ Tech, Inc.                  4,500,000              4,500                 --                --
Net loss                                                                  --                 --                 --                --
                                                                  ------------------------------------------------------------------

Balance, December 31, 1996                                         5,000,000              5,000                 --                --
Stock issued in public offering                                    2,281,212              2,281                 --                --
Net loss                                                                  --                 --                 --                --
                                                                  ------------------------------------------------------------------

Balance, December 31, 1997                                         7,281,212              7,281                 --                --
Stock issued for cash                                             10,979,275             10,979                 --                --
Stock issued for services                                          2,751,000              2,751                 --                --
Stock issued in exchange for note receivable                         315,000                315                 --                --
Purchase and retirement of treasury stock                           (472,200)              (472)                --                --
Net loss                                                                  --                 --                 --                --
                                                                  ------------------------------------------------------------------

Balance, December 31, 1998                                        20,854,287             20,854                 --                --
Stock issued for cash                                              8,681,624              8,682                 --                --
Stock issued for services                                         17,094,313             17,094                 --                --
Intrinsic value of beneficial conversion
    feature of notes payable                                              --                 --                 --                --
Fair value of warrants related to notes payable                           --                 --                 --                --
Purchase and retirement of treasury stock                           (489,251)              (489)                --                --
Purchase of treasury stock                                                --                 --                 --                --
Sale of treasury stock                                                    --                 --                 --                --
Net loss                                                                  --                 --                 --                --
                                                                  ------------------------------------------------------------------

Balance, December 31, 1999                                        46,140,973             46,141                 --                --
Stock issued for cash                                                782,000                782                550                 1
Stock issued for services                                          1,791,733              1,792                 --                --
Purchase of treasury stock                                                --                 --                 --                --
Sale of treasury stock                                                    --                 --                 --                --
Constructive dividends (amortization of
    discount on convertible preferred stock)                              --                 --                 --                --
Net loss                                                                  --                 --                 --                --
                                                                  ------------------------------------------------------------------

Balance, March 31, 2000                                           48,714,706             48,715                550                 1

See Notes to Financial Statements

                                         Equity
                                        (Deficit)
                                       Accumulated
               Treasury Stock          Additional     During the       Total
           -----------------------       Paid-In      Development  Shareholders'
            Shares         Cost          Capital          Stage        Equity

                 --     $       --             --             --             --
                 --             --         24,500             --         25,000
                 --             --        281,096             --        285,596
                 --             --             --        (76,902)       (76,902)
           --------------------------------------------------------------------

                 --             --        305,596        (76,902)       233,694
                 --             --        362,720             --        365,001
                 --             --             --        (84,690)       (84,690)
           --------------------------------------------------------------------

                 --             --        668,316       (161,592)       514,005
                 --             --      1,281,728             --      1,292,707
                 --             --        293,719             --        296,470
                 --             --         28,685             --         29,000
                 --             --        (39,913)            --        (40,385)
                 --             --             --       (752,111)      (752,111)
           --------------------------------------------------------------------

                 --             --      2,232,535       (913,703)     1,339,686
                 --             --        855,101             --        863,783
                 --             --      1,469,320             --      1,486,414
                 --             --        174,610             --        174,610

                 --             --        125,000             --        125,000
                 --             --        (10,643)            --        (11,132)
           (229,000)       (41,760)            --             --        (41,760)
             85,000         11,130         24,334             --         35,464
                 --             --             --     (2,725,804)    (2,725,804)
           --------------------------------------------------------------------

           (144,000)       (30,630)     4,870,257     (3,639,507)     1,246,261
                 --             --        852,710             --        853,493
                 --             --      1,118,441             --      1,120,233
             (6,500)        (7,683)            --             --         (7,683)
             25,000          4,486         32,080             --         49,770

                 --             --         42,581        (42,581)            --
                 --             --             --     (1,501,338)    (1,501,338)
           --------------------------------------------------------------------

           (125,500)    $  (33,827)     6,929,273     (5,183,426)     1,760,736

ADVANCED OPTICS ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
For the Period from May 22, 1996 (Inception)
Through June 30, 2000
See Accountants' Report.

                                                    Common Stock                Preferred Stock
                                               -----------------------        ------------------
                                                               Par                        Par
                                                 Shares       Value           Shares     Value
Stock issued for note receivable                1,000,000   $    1,000           --   $       --
Stock issued for services                       1,247,970        1,248           --           --
Stock issued upon conversion of
    outstanding convertible notes               9,200,000        9,200           --           --
Purchase of treasury stock                             --           --           --           --
Constructive dividends (amortization of
    discount on convertible preferred stock)           --           --           --           --
Net loss                                               --           --           --           --
                                               -------------------------------------------------

Balance, June 30, 2000                         60,162,676   $   60,163          550   $        1
                                               -------------------------------------------------


See Notes to Financial Statements.

                                         Equity
                                        (Deficit)
                                       Accumulated
               Treasury Stock          Additional     During the       Total
           -----------------------       Paid-In     Development   Shareholders'
             Shares         Cost         Capital        Stage          Equity

                  --     $       --        119,000            --        120,000
                  --             --        384,181            --        385,429

                  --             --        533,678            --        542,878
             (44,000)       (33,817)            --            --        (33,817)

                  --             --        117,096      (117,096)            --
                  --             --             --      (951,124)      (951,124)
           --------------------------------------------------------------------

            (169,500)    $  (67,644)     8,083,228    (6,251,646)     1,824,102
           --------------------------------------------------------------------

ADVANCED OPTICS ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Quarters Ended June 30, 2000 and 1999
See Accountants' Report.

                                                                2000         1999
Cash Flows From Operating Activities
    Net loss                                                 $(951,124)    (379,817)
    Adjustments to reconcile net loss to net cash
        provided by operating activities:
           Amortization and depreciation expense                37,556       27,371
           Amortization of discounts on convertible notes      112,976           --
           Unrealized (gain) loss on marketable securities       5,813       12,961
           Loss on Bio Moda, Inc.                               16,222       13,957
           Issuance of common stock for services               385,429      191,084
           Issuance of notes for services                           --       50,000
           Contract receivable                                  (1,588)     (70,000)
           Marketable equity securities                           (158)          --
           Allowance for loss on contract                       38,673           --
           Other receivables                                        --       (2,507)
           Accrued liabilities and accounts payable              3,352       (3,005)
                                                             ----------------------
               Net cash used by operating
                  activities                                  (352,849)    (159,956)
                                                             ----------------------

Cash Flows From Investing Activities
    Purchase of equipment                                      (15,076)     (33,057)
    Purchase of marketable securities                               --      (11,000)
    Purchase of certificate of deposit                            (249)     (54,800)
    Redemption of certificate of deposit                        53,306           --
    Sale of marketable securities                               33,817           --
                                                             ----------------------
               Net cash provided (used) by investing
                  activities                                    71,798      (98,857)
                                                             ----------------------

Cash Flows From Financing Activities
    Additions to notes payable                                      --      443,000
    Payments on notes payable and capital
        lease obligation                                       (11,382)      (3,173)
    Issuance of common stock                                        --      112,984
    Purchase of treasury stock                                 (33,817)          --
                                                             ----------------------
               Net cash (used) provided by financing
                  activities                                   (45,199)     552,811
                                                             ----------------------

Net (decrease) increase in cash                               (326,250)     293,998

Cash, beginning of period                                      719,377       66,666
                                                             ----------------------

Cash, end of period                                          $ 393,127      360,664
                                                             ======================

See Notes to Financial Statements.

ADVANCED OPTICS ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (CONTINUED)
For the Six Months Ended June 30, 2000 and 1999 and the Period from May 22, 1996 (Inception) Through
June 30, 2000
See Accountants' Report.

                                                                                                          5/22/96
                                                                                                       (Inception)
                                                                                                         Through
                                                                  2000                 1999              06/30/00
Cash Flows From Operating Activities
    Net loss                                                  $(2,452,462)           (653,120)         (6,091,969)
    Adjustments to reconcile net loss to net cash
        provided by operating activities:
           Amortization and depreciation expense                   65,186              50,900             259,712
           Write off of organization costs                             --              63,020              63,020
           Amortization of discounts on convertible notes         183,667                  --             319,199
           Unrealized (gain) loss on marketable securities         (1,842)             22,929              31,717
           Loss on Bio Moda, Inc.                                  32,444              38,528             208,954
           Issuance of common stock for services                1,505,662             218,771           3,288,546
           Issuance of notes for services                              --              50,000              50,000
           Contract receivable                                    (35,627)           (136,375)           (596,172)
           Marketable equity securities                              (289)                 --                (289)
           Allowance for loss on contract                          56,712                  --             128,257
           Other receivables                                       31,030              (8,461)            (48,844)
           Inventory                                                6,000             (41,324)            (29,293)
           Accrued liabilities and accounts payable               (47,399)             (1,889)             32,981
                                                              ---------------------------------------------------
               Net cash used by operating
                  activities                                     (656,918)           (397,021)         (2,384,181)
                                                              ---------------------------------------------------

Cash Flows From Investing Activities
    Purchase of equipment                                         (46,962)            (60,662)           (359,302)
    Investment in Bio Moda, Inc.                                       --                  --            (383,845)
    Sale of marketable securities                                  33,817                  --              33,817
    Purchase of marketable securities                             (28,883)            (11,000)            (98,917)
    Purchase of certificate of deposit                            (51,904)            (54,800)           (156,486)
    Redemption of certificate of deposit                           53,306                  --              53,306
    Purchase of other assets                                           --             (10,000)            (96,427)
    Proceeds from sale of Wizard Technologies, Inc.                65,000                  --                  --
                                                              ---------------------------------------------------
               Net cash used by investing
                  activities                                       24,374            (136,462)         (1,007,854)
                                                              ---------------------------------------------------


See Notes to Financial Statements.

ADVANCED OPTICS ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (CONTINUED)
For the Six Months Ended June 30, 2000 and 1999 and the Period from May 22, 1996 (Inception) Through
June 30, 2000
See Accountants' Report.


                                                                                                  5/22/96
                                                                                               (Inception)
                                                                                                 Through
                                                      2000                   1999                03/31/00
Cash Flows From Financing Activities
    Additions to notes payable                     $       --               443,000               572,776
    Payments on notes payable and capital
        lease obligation                              (26,479)               (9,937)             (148,055)
    Issuance of common stock                          853,493               267,604             3,399,984
    Sale of treasury stock                             49,770                    --                85,234
    Purchase of treasury stock                        (41,500)              (11,132)             (124,777)

               Net cash provided by financing
                  activities                          835,284               689,535             3,785,162


Net increase in cash                                  202,740               156,052               393,127

Cash, beginning of period                             190,387               204,612                    --


Cash, end of period                                $  393,127               360,664               393,127


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

The Company has obtained a contract to produce two outdoor advertising billboards using its flat panel display technology. This is the first commercial application of the Company's technology. The success of the Company will depend on its ability to commercialize its technology and complete this contract. As of June 30, 2000, completion of this contract was behind schedule and the first milestones for billing had not yet been met. While management believes the contract will ultimately be completed, because the technology has not yet been used in a commercial application, there can be no certainty that this will be accomplished. In addition, the Company may be required to obtain additional capital in order to fund the completion of the contract.

Marketable  Equity  Securities.  The Company  classifies  all of its  marketable equity securities as available for sale securities. Available for sale securities are carried at fair value with the unrealized gains and losses reported in Other Comprehensive Income. As of June 30, 2000, gross unrealized losses for the quarter were $5,813 and not considered significant to the financial statements taken as a whole. Therefore, they have been reported in the income statement.

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

Revenue and Cost Recognition. The Company recognizes revenue on its contract in process using the percentage-of-completion method of accounting, which is based on the proportion of the contract cost incurred to the estimated total contract cost. Costs incurred and estimated earnings in excess of billings represent the revenue recognized that has not yet been billed.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, overhead, and equipment depreciation.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        (CONTINUED)

The contract to produce two outdoor advertising billboards totals $1.7 million, with $885,000 allocated to the first unit. An estimated total loss of approximately $398,000 in the first unit has been recognized as of June 30, 2000. The Company's estimated cost to complete as of June 30, 2000 is $417,000, which it expects to fund with cash, billings on the contract and additional capital.

In accordance with the contract, the Company will bill the customer when certain milestones have been met. There have been no billings through June 30, 2000.

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


NOTE 2. RELATED PARTY RECEIVABLES

Related party receivables at June 30, 2000, consist of the following:

  Due from officer                                                      $ 52,494
  Note receivable from former shareholder bearing
      interest at 8% and due in November, 2000                            15,000
  Note receivable from officer, interest at 10% due
      Quarterly (first quarter prepaid) and principal
      due in June, 2003                                                  120,000
                                                                        --------

                                                                        $187,494


NOTE 3. INVESTMENTS

During 1999, Bio Moda, Inc. sold additional shares, therefore the Company's investment in Bio Moda, Inc. decreased from 22 to 20 percent. As of June 30, 2000, the Company owned 931,253 shares of Bio Moda's total outstanding shares of 4,650,985, and had an option to purchase an additional 187,000 shares at .485 cents per share. Bio Moda, Inc. is a development stage company involved primarily in the development of technology for the early detection of lung cancer. As a development stage company, Bio Moda, Inc. has not had any revenues and, as of June 30, 2000, was in the process of conducting clinical trials.

There is currently no active market for the common stock of Bio Moda, Inc. The ultimate value of the Company's investment in Bio Moda, Inc. will depend on its ability to complete its research and either commercialize or sell its proprietary technology.

A summary of the unaudited financial data relative to Bio Moda, Inc. as of December 31, 1999 is as follows:

  Assets:
      Current assets                                                  $  30,730
      Other assets                                                       24,465
                                                                      ---------
                                                                         55,195
                                                                      ---------
      Fixed assets                                                        2,515
                                                                      ---------

  Total assets                                                        $  57,710
                                                                      =========

  Liabilities and equity
      Notes payable to stockholders                                   $  92,711
      Common stock                                                      760,037
      Deficit accumulated during the development stage                 (795,038)
                                                                      ---------

  Total liabilities and equity                                        $  57,710
                                                                      =========

The investment in Bio Moda, Inc. is accounted for using the equity method. A summary of the investment is as follows:

  Original cost, all of which exceeded book value                     $ 358,845
  Additional purchase in 1999                                            25,000
  Share of net loss                                                    (153,660)
  Amortization of excess of cost
      over book value                                                   (55,295)
                                                                      ---------

  Net investment                                                      $ 174,890
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

On June 12, 2000, the Company entered into an agreement that modified the convertible notes agreement entered into on June 3, 1999. The result of the modified agreement was the issuance of 9,200,000 shares of the Company's common stock upon conversion of the convertible notes plus accrued interest through June 12, 2000, which totaled $542,878. This transaction constituted a conversion of the outstanding convertible notes, and as such, $40,058 of unamortized intrinsic value of the conversion feature was charged to interest expense during the quarter. In addition, the modified agreement voided the related 12,500,000 detachable warrants, and as a result the unamortized discount of $72,917 on the estimated fair market value of $125,000 for the warrants was charged to interest expense during the quarter.

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

During the quarter ended June 30, 2000, the Company issued 1,247,970 shares of its common stock for services from contractors, officers and others, which were valued at $385,429. The value of the services is included in the costs and expenses on the Statement of Operations. The Company also repurchased 44,000 shares of its outstanding common stock for $33,817 in cash. These shares remained in treasury at June 30, 2000, and have been recorded at cost.

Also during this quarter, an officer of the Company exercised 1,000,000 stock options at a price of .12 cents per share. The Company issued a note receivable to the officer in the amount of $120,000 for the shares. Interest for the first quarter was prepaid.

NOTE 6. STOCK PLANS

During the quarter ending June 30, 2000, the Company granted an additional 1,250,000 stock options to certain key employees. This results in total stock options granted and unexercised of 8,525,000 as of June 30, 2000. The shares issued upon exercise of the options may be authorized and unissued shares or shares held by the Company in its treasury. The exercise date of options granted is based upon the related agreement as approved by the Board of Directors. Also during this quarter, an officer exercised his options and purchased 1,000,000 shares of common stock for $120,000 (see Notes 2 and 5).

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

We expect our principal source of revenue to be derived from sales of our electronic display product. To date we have recognized limited revenue, but we have developed a working prototype, which was completed during the quarter, and we anticipate sales by year-end.

Our operating expenses have increased significantly since our inception, and the rate of increase has risen since last year. This is due to increased engineering and management staff and investments in operating infrastructure. Since our inception we have incurred significant losses and, as of June 30, 2000, had an accumulated deficit of $6.3 million.


RESULTS OF CONTINUING OPERATIONS

Due  to  our  limited  operating  history,  we  believe  that   period-to-period
comparisons of our results of operations are not fully meaningful and should not be relied upon as an indication of future performance.

Comparison of the Three-Month Periods Ended June 30, 2000 and 1999

Revenue. Since our inception, we have been in the development stage and have had only limited revenue. Revenues decreased to $1,588 in the second quarter of 2000 from $70,000 in the second quarter of 1999.

Product Development. Product development expenses consist primarily of personnel expenses, consulting fees and depreciation of the equipment associated with the development and enhancement of our flat panel displays. Research development and technical costs increased to $134,660 in the second quarter of 2000 from $38,167 in the second quarter of 1999. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to increase significantly in future periods. We expense product development costs as they are incurred.

General and Aministrative. General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel, general corporate activities, and the depreciation and amortization of office furniture and leasehold improvements. General and administrative costs increased to $565,882 in the second quarter of 2000 from $305,972 in the second quarter of 1999. The increase was primarily due to increased personnel, professional service fees and facility expenses. Due to the growth of our business and continuing expansion of our staff, we expect general and administrative costs to increase. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

Other Income (Expense). Other income (expense) consists of interest and other income and expense. Interest income decreased to $3,407 in the second quarter of 2000 from $5,105 in the second quarter of 1999. The increase in interest income was due to an increase in our average net cash and cash equivalents balance.

Depreciation increased to $37,556 in the second quarter of 2000 from $27,371 in the second quarter of 1999 due primarily to depreciation expense for equipment acquired under capital leases.


                         LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through the private placement of equity securities. As of June 30, 2000 we have raised net proceeds of $3,399,984. We have also utilized an equipment loan and capital lease financing. As of June 30, 2000 we have a balance of $19,799 on the equipment loan and $42,023 on the capital lease.

In August 1998 Advanced Optics Electronics, Inc. entered into a lease agreement for the financing of equipment for the development of its flat panel display systems. The Company is required to repay the $101,000 in equal monthly payments of the lease. Monthly payments on the lease are approximately $2,850. The term of the lease is 3 years and is backed by the credit of the Company.

The Company's holding in BioModa, Inc will provide additional liquidity. BioModa is a biomedical development company. The Company's ownership of BioModa, as of June 30, 2000, was 20%.

During the quarter ended June 30, 2000 $46,962 was spent for the purchase of equipment. Product development expenditures were $134,660 in 2000. Funds for operations, product development and capital expenditures were provided from the sale of securities and cash reserves. As of June 30, 2000, we had approximately $496,307 of cash and cash equivalents.

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

During the second quarter of fiscal year 2000 there was an 11,447,970 increase in shares of common stock; 9,200,000 shares of which were issued to retire convertible debt.

Item 3.  Defaults upon senior securities - Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company's security holders during the second quarter of fiscal year 2000.

Item 5.  Other Information - Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
27.1 Financial Data Schedule

(b) Reports on Form 8-K
No reports on Form 8-K were filed by the company during the three-month period ending June 30, 2000

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report on Form 10QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   Dated: August 8, 2000

                                            ADVANCED OPTICS ELECTRONICS, INC.



                                            BY:  /s/ John J. Cousins
                                                 -----------------------------
                                                 John J. Cousins
                                                 Vice President of Finance
                                                 (Principal Accounting Officer)



                                             BY: /s/Leslie S. Robins
                                                 -----------------------------
                                                 Leslie S. Robins
                                                 Executive Vice President
                                                 (Principal Executive Officer)