Form 10QSB
period 2000-09-30
ADVANCED OPTICS ELECTRONICS INC
filed 2000-11-13
CIK 1020657

U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended: September 30, 2000


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of issuer's shares of Common Stock outstanding as of September 30, 2000 was 61,312,676

    Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

ADVANCED OPTICS ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)



                                               ADVANCED OPTICS ELECTRONICS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                                FINANCIAL REPORT

                                                              SEPTEMBER 30, 2000

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

NEFF & RICCI LLP
----------------------------
CERTIFIED PUBLIC ACCOUNTANTS
7001 PROSPECT PLACE NE
ALBUQUERQUE, NM  87110

                         Independent Accountants' Report


Board of Directors
Advanced Optics Electronics, Inc.


We have reviewed the accompanying condensed balance sheet of Advanced Optics Electronics, Inc. (a development stage company) as of September 30, 2000, and the related condensed statements of operations, cash flows and changes in stockholders' equity for the quarters and the nine months ended September 30, 2000 and 1999, and for the 2000, 1999, and 1998 portion of the period from May 22, 1996 (inception) through September 30, 2000. The 1996 and 1997 portion of the condensed financial statements for the period from May 22, 1996 (inception) through September 30, 2000, were audited by other auditors whose report dated February 5, 1998, expressed an unqualified opinion.

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

/s/ NEFF & RICCI LLP

Albuquerque, New Mexico
October 20, 2000

ADVANCED OPTICS ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
September 30, 2000
See Accountants' Report.


ASSETS

Current Assets
    Cash and cash equivalents                               $  778,220
    Certificates of deposit                                    106,684
    Costs and estimated earnings
        in excess of billings on
        uncompleted contract                                   588,789
    Raw materials                                               29,293
    Due from officer and shareholder                            44,493
                                                            ----------

           Total current assets                              1,547,479

Property and Equipment, net                                    304,133
                                                            ----------

Other Assets
    Investment in Bio Moda, Inc.                               156,698
    Intangible assets, net                                     242,605
    Due from officer and shareholder                           199,477
    Other assets                                                30,089
                                                            ----------

           Total other assets                                  628,869
                                                            ----------


           Total assets                                     $2,480,481
                                                            ==========


See Notes to Financial Statements.

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                                    $   161,038
    Accrued liabilities                                                       7,764
    Current portion of long-term debt
        and capital lease obligation                                         39,552
    Allowance for loss on contract                                          108,414
                                                                        -----------
           Total current liabilities                                        316,768
                                                                        -----------

Long-term portion of long-term debt
    and capital lease obligation                                            334,549
                                                                        -----------

Shareholders' Equity
    Capital stock:
        Preferred Series A, 7.5% cumulative, convertible into
           common stock at a rate determined by dividing the
           purchase price of the preferred shares by the
           conversion price of the common stock; $.001 par
           value; authorized 10,000,000 shares, issued 550 shares
           in first quarter of 2000                                               1
        Common, authorized 150,000,000 shares, $.001 par value
           61,312,676 shares issued and 61,175,176 shares outstanding        61,313
    Additional paid-in capital                                            8,635,792
    Deficit accumulated during the development stage                     (6,813,368)
    Treasury stock                                                          (54,574)
                                                                        -----------

           Total shareholders' equity                                     1,829,164
                                                                        -----------

           Total liabilities and shareholders' equity                   $ 2,480,481
                                                                        ===========

ADVANCED OPTICS ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Quarters Ended September 30, 2000 and 1999
See Accountants' Report.


                                                       2000              1999

Revenues
    Contract revenue                              $     82,490          125,000
                                                  -----------------------------

Costs and Expenses
    General and administrative                         295,340          309,082
    Contract costs                                     154,490          119,451
    Research and development                           178,821           50,611
                                                  -----------------------------

           Total expenses                              628,651          479,144
                                                  -----------------------------

    Operating loss                                    (546,161)        (354,144)
                                                  -----------------------------

Other Income and (Expenses)
    Interest income                                      5,113            3,959
    Unrealized gain (loss) on marketable
        equity securities                                2,352            7,505
    Loss on Bio Moda, Inc.                             (18,193)          (9,781)
    Interest expense                                    (4,833)         (39,735)
                                                  -----------------------------

           Total other expenses                        (15,561)         (38,052)
                                                  -----------------------------

           Net loss                                   (561,722)        (392,196)
                                                  -----------------------------

Net loss per share                                $       (.01)            (.01)
                                                  =============================

Weighted average shares outstanding                 60,627,342       41,851,287
                                                  =============================

See Notes to Financial Statements.

STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2000 and 1999 and the Period from May 22, 1996 (Inception)
Through September 30, 2000
See Accountants' Report.

                                                                                                         5/22/96
                                                                                                       (Inception)
                                                                                                         Through
                                                               2000                   1999               09/30/00
Revenues
    Contract revenue                                      $    118,117               261,375               678,662
                                                          --------------------------------------------------------

Costs and Expenses
    General and administrative                               2,067,891               721,624             4,640,626
    Contract costs                                             387,964               283,570             1,129,325
    Research and development                                   447,448               137,051               875,595
                                                          --------------------------------------------------------

           Total expenses                                    2,903,303             1,142,245             6,645,546
                                                          --------------------------------------------------------

    Operating loss                                          (2,785,186)             (880,870)           (5,966,884)
                                                          --------------------------------------------------------

Other Income and (Expenses)
    Interest income                                             10,813                11,028                22,530
    Unrealized gain (loss) on marketable
        equity securities                                        4,194               (15,424)              (29,365)
    Loss on Bio Moda, Inc.                                     (50,637)              (48,309)             (227,148)
    Interest expense                                          (193,368)             (225,115)             (389,804)
                                                          --------------------------------------------------------

           Total other expenses                               (228,998)             (277,820)             (623,787)
                                                          --------------------------------------------------------

           Net loss before cumulative effect
               of change in accounting principle            (3,014,184)           (1,158,690)           (6,590,671)
                                                          --------------------------------------------------------

Cumulative Effect of Change
    in Accounting Principle                                         --               (63,020)              (63,020)
                                                          --------------------------------------------------------

           Net loss                                         (3,014,184)           (1,221,710)           (6,653,691)
                                                          --------------------------------------------------------

Net loss per share before cumulative effect
    of change in accounting principle                             (.06)                 (.04)                 (.25)

Cumulative effect of change in
    accounting principle                                            --                    --                    --
                                                          --------------------------------------------------------

Net loss per share                                        $       (.06)                 (.04)                 (.25)
                                                          ========================================================

Weighted average shares outstanding                         53,921,575            32,149,015            26,094,822
                                                          ========================================================

See Notes to Financial Statements.

ADVANCED OPTICS ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period from May 22, 1996 (Inception)
Through September 30, 2000
See Accountants' Report.

                                                                      Common Stock                        Preferred Stock
                                                             ------------------------------         ----------------------------
                                                                                     Par                                  Par
                                                                Shares              Value              Shares            Value
Balance, May 22, 1996                                                 --        $        --                 --       $        --
Stock issued to incorporators for cash                           500,000                500                 --                --
Stock issued for the net assets of PLZ Tech, Inc.              4,500,000              4,500                 --                --
Net loss                                                              --                 --                 --                --
                                                             -------------------------------------------------------------------

Balance, December 31, 1996                                     5,000,000              5,000                 --                --
Stock issued in public offering                                2,281,212              2,281                 --                --
Net loss                                                              --                 --                 --                --
                                                             -------------------------------------------------------------------

Balance, December 31, 1997                                     7,281,212              7,281                 --                --
Stock issued for cash                                         10,979,275             10,979                 --                --
Stock issued for services                                      2,751,000              2,751                 --                --
Stock issued in exchange for note receivable                     315,000                315                 --                --
Purchase and retirement of treasury stock                       (472,200)              (472)                --                --
Net loss                                                              --                 --                 --                --
                                                             -------------------------------------------------------------------

Balance, December 31, 1998                                    20,854,287             20,854                 --                --
Stock issued for cash                                          8,681,624              8,682                 --                --
Stock issued for services                                     17,094,313             17,094                 --                --
Intrinsic value of beneficial conversion
    feature of notes payable                                          --                 --                 --                --
Fair value of warrants related to notes payable                       --                 --                 --                --
Purchase and retirement of treasury stock                       (489,251)              (489)                --                --
Purchase of treasury stock                                            --                 --                 --                --
Sale of treasury stock                                                --                 --                 --                --
Net loss                                                              --                 --                 --                --
                                                             -------------------------------------------------------------------

Balance, December 31, 1999                                    46,140,973             46,141                 --                --
Stock issued for cash                                            782,000                782                550                 1
Stock issued for services                                      1,791,733              1,792                 --                --
Purchase of treasury stock                                            --                 --                 --                --
Sale of treasury stock                                                --                 --                 --                --
Constructive dividends (amortization of
    discount on convertible preferred stock)                          --                 --                 --                --
Net loss                                                              --                 --                 --                --
                                                             -------------------------------------------------------------------

Balance, March 31, 2000                                       48,714,706             48,715                550                 1

See Notes to Financial Statements

                                                                                                        Equity
                                                                                                       (Deficit)
                                                                                                      Accumulated
                                                               Treasury Stock           Additional     During the       Total
                                                         ---------------------------      Paid-In      Development  Shareholders'
                                                             Shares        Cost           Capital         Stage         Equity
Balance, May 22, 1996                                            --     $       --             --             --             --
Stock issued to incorporators for cash                           --             --         24,500             --         25,000
Stock issued for the net assets of PLZ Tech, Inc.                --             --        281,096             --        285,596
Net loss                                                         --             --             --        (76,902)       (76,902)
                                                         ----------------------------------------------------------------------

Balance, December 31, 1996                                       --             --        305,596        (76,902)       233,694
Stock issued in public offering                                  --             --        362,720             --        365,001
Net loss                                                         --             --             --        (84,690)       (84,690)
                                                         ----------------------------------------------------------------------

Balance, December 31, 1997                                       --             --        668,316       (161,592)       514,005
Stock issued for cash                                            --             --      1,281,728             --      1,292,707
Stock issued for services                                        --             --        293,719             --        296,470
Stock issued in exchange for note receivable                     --             --         28,685             --         29,000
Purchase and retirement of treasury stock                        --             --        (39,913)            --        (40,385)
Net loss                                                         --             --             --       (752,111)      (752,111)
                                                         ----------------------------------------------------------------------

Balance, December 31, 1998                                       --             --      2,232,535       (913,703)     1,339,686
Stock issued for cash                                            --             --        855,101             --        863,783
Stock issued for services                                        --             --      1,469,320             --      1,486,414
Intrinsic value of beneficial conversion                         --             --        174,610             --        174,610
    feature of notes payable
Fair value of warrants related to notes payable                  --             --        125,000             --        125,000
Purchase and retirement of treasury stock                        --             --        (10,643)            --        (11,132)
Purchase of treasury stock                                 (229,000)       (41,760)            --             --        (41,760)
Sale of treasury stock                                       85,000         11,130         24,334             --         35,464
Net loss                                                         --             --             --     (2,725,804)    (2,725,804)
                                                         ----------------------------------------------------------------------

Balance, December 31, 1999                                 (144,000)       (30,630)     4,870,257     (3,639,507)     1,246,261
Stock issued for cash                                            --             --        852,710             --        853,493
Stock issued for services                                        --             --      1,118,441             --      1,120,233
Purchase of treasury stock                                   (6,500)        (7,683)            --             --         (7,683)
Sale of treasury stock                                       25,000          4,486         32,080             --         49,770
Constructive dividends (amortization of
    discount on convertible preferred stock)                     --             --         42,581        (42,581)            --
Net loss                                                         --             --             --     (1,501,338)    (1,501,338)
                                                         ----------------------------------------------------------------------

Balance, March 31, 2000                                    (125,500)    $  (33,827)     6,929,273     (5,183,426)     1,760,736

ADVANCED OPTICS ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
For the Period from May 22, 1996 (Inception)
Through September 30, 2000
See Accountants' Report.

                                                                    Common Stock                        Preferred Stock
                                                            -----------------------------           -----------------------
                                                                                   Par                               Par
                                                                Shares            Value             Shares          Value
                                                            ---------------------------------------------------------------
Exercise of stock options for note receivable                  1,000,000       $    1,000               --       $       --
Stock issued for services                                      1,247,970            1,248               --               --
Stock issued upon conversion of
    outstanding convertible notes                              9,200,000            9,200               --               --
Purchase of treasury stock                                            --               --               --               --
Constructive dividends (amortization of
    discount on convertible preferred stock)                          --               --               --               --
Net loss                                                              --               --               --               --
                                                            ---------------------------------------------------------------

Balance, June 30, 2000                                        60,162,676       $   60,163              550       $        1
                                                            ---------------------------------------------------------------

Stock issued for cash                                                 --               --              160               --
Exercise of stock options for note receivable                    850,000              850               --               --
Stock issued for services                                        300,000              300               --               --
Purchase of treasury stock                                            --               --               --               --
Sale of treasury stock                                                --               --               --               --
Intrinsic value of beneficial conversion
    feature of notes payable                                          --               --               --               --
Fair value of warrants related to notes payable                       --               --               --               --
Net loss                                                              --               --               --               --
                                                            ---------------------------------------------------------------
Balance, September 30, 2000                                   61,312,676       $   61,313              710       $        1

See Notes to Financial Statements.

ADVANCED OPTICS ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)

                                                                                                        Equity
                                                                                                       (Deficit)
                                                                                                      Accumulated
                                                               Treasury Stock           Additional     During the        Total
                                                        --------------------------        Paid-In      Development    Shareholders'
                                                           Shares           Cost          Capital         Stage          Equity
Exercise of stock options for note receivable                  --      $       --         119,000             --         120,000
Stock issued for services                                      --              --         384,181             --         385,429
Stock issued upon conversion of
    outstanding convertible notes                              --              --         533,678             --         542,878
Purchase of treasury stock                                (44,000)        (33,817)             --             --         (33,817)
Constructive dividends (amortization of
    discount on convertible preferred stock)                   --              --         117,096       (117,096)             --
Net loss                                                       --              --              --       (951,124)       (951,124)
                                                        ------------------------------------------------------------------------

Balance, June 30, 2000                                   (169,500)     $  (67,644)      8,083,228     (6,251,646)      1,824,102
                                                        ------------------------------------------------------------------------

Stock issued for cash                                          --              --         160,000             --         160,000
Exercise of stock options for note receivable                  --              --         101,150             --         102,000
Stock issued for services                                      --              --          90,260             --          90,560
Purchase of treasury stock                                (13,000)         (4,986)             --             --          (4,986)
Sale of treasury stock                                     45,000          18,056           9,487             --          27,543
Intrinsic value of beneficial conversion
    feature of notes payable                                   --              --         166,667             --         166,667
Fair value of warrants related to notes payable                --              --          25,000             --          25,000
Net loss                                                       --              --              --       (561,722)       (561,722)
                                                        ------------------------------------------------------------------------

Balance, September 30, 2000                              (137,500)     $  (54,574)      8,635,792     (6,813,368)      1,829,164
                                                        ------------------------------------------------------------------------

ADVANCED OPTICS ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
For the Quarters Ended September 30, 2000 and 1999
See Accountants' Report.

                                                                              2000            1999
Cash Flows From Operating Activities
    Net loss                                                              $(561,722)       (392,196)
    Adjustments to reconcile net loss to net cash
        provided by operating activities:
           Amortization and depreciation expense                             26,578          53,762
           Amortization of discounts on convertible notes                     6,944              --
           Unrealized (gain) loss on marketable securities                   (2,352)         (7,505)
           Loss on Bio Moda, Inc.                                            18,193           9,781
           Issuance of common stock for services                             90,560         175,531
           Issuance of notes for services                                    20,000
           Other receivables                                                 45,524         (13,509)
    (Increase) decrease in:
           Contract receivable                                                7,383
                                                                                           (125,000)
           Marketable equity securities                                        (132)             --
    (Increase (decrease) in:
           Allowance for loss on contract                                   (19,843)             --
           Accrued liabilities and accounts payable                         135,821         (19,557)
                  Net cash used by operating
                  activities                                               (233,046)       (318,693)
                                                                          -------------------------
Cash Flows From Investing Activities
    Purchase of equipment                                                   (13,873)        (25,769)
    Purchase of marketable securities                                       (30,759)         (8,836)
    Purchase of certificate of deposit                                       (3,504)           (451)
    Sale of marketable securities                                            66,825              --
                                                                          -------------------------
               Net cash provided (used) by investing
                  activities                                                 18,689         (35,056)
                                                                          -------------------------
Cash Flows From Financing Activities
    Additions to notes payable                                              430,000           4,383
    Payments on notes payable and capital
        lease obligation                                                    (13,107)         (2,041)
    Issuance of common stock                                                     --         240,035
    Purchase of treasury stock                                               (4,986)         (7,303)
    Sale of treasury stock                                                   27,543              --
                                                                          -------------------------
               Net cash (used) provided by financing
                  activities                                               (599,450)        235,074
                                                                          -------------------------
Net (decrease) increase in cash                                            (385,093)        118,675

Cash, beginning of period                                                   393,127         360,664
                                                                          -------------------------

Cash, end of period                                                       $ 778,220         241,989
                                                                          =========================

See Notes to Financial Statements

ADVANCED OPTICS ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (CONTINUED)
For the Nine Months Ended September 30, 2000 and 1999 and the Period from May 22, 1996 (Inception) Through
September 30, 2000
See Accountants' Report.

                                                                                                                 5/22/96
                                                                                                               (Inception)
                                                                                                                 Through
                                                                           2000                 1999             09/30/00
Cash Flows From Operating Activities
    Net loss                                                           $(3,014,184)         (1,221,710)         (6,653,691)
    Adjustments to reconcile net loss to net cash
        provided by operating activities:
           Amortization and depreciation expense                            91,764             109,870             286,290
           Write off of organization costs                                      --              63,020              63,020
           Amortization of discounts on convertible notes                  190,611                  --             326,143
           Unrealized (gain) loss on marketable securities                  (4,194)             15,424              29,365
           Loss on Bio Moda, Inc.                                           50,637              48,309             227,148
           Issuance of common stock for services                         1,596,222             565,488           3,379,106
           Issuance of notes for services                                   20,000              50,000              70,000
    (Increase) decrease in:
           Contract receivable                                             (28,244)           (261,375)           (588,789)
           Marketable equity securities                                       (421)                 --                (421)
           Other receivables                                                76,554             (21,970)             (3,320)
           Inventory                                                         6,000             (41,324)            (29,293)
    Increase (decrease) in:
           Allowance for loss on contract                                   36,869                  --             108,414
           Accrued liabilities and accounts payable                        (88,422)            (21,446)            168,802
                                                                        --------------------------------------------------
               Net cash used by operating
                  activities                                              (889,964)           (715,714)         (2,617,226)
                                                                        --------------------------------------------------

Cash Flows From Investing Activities
    Purchase of equipment                                                  (60,835)            (86,431)           (373,176)
    Investment in Bio Moda, Inc.                                                --                  --            (383,845)
    Sale of marketable securities                                          100,642                  --             100,642
    Purchase of marketable securities                                      (59,642)            (19,836)           (129,676)
    Purchase of certificate of deposit                                     (55,408)            (55,251)           (159,990)
    Redemption of certificate of deposit                                    53,306                  --              53,306
    Purchase of other assets                                                    --             (10,000)            (96,427)
    Proceeds from sale of Wizard Technologies, Inc.                         65,000                  --                  --
                                                                        --------------------------------------------------
               Net cash used by investing
                  activities                                                43,063            (171,518)           (989,166)
                                                                        --------------------------------------------------

See Notes to Financial Statements.

ADVANCED OPTICS ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (CONTINUED)
For the Nine Months Ended September 30, 2000 and 1999 and the Period from May 22, 1996 (Inception) Through
September 30, 2000
See Accountants' Report.

                                                                                                 5/22/96
                                                                                               (Inception)
                                                                                                 Through
                                                                 2000             1999          09/30/00
Cash Flows From Financing Activities
    Additions to notes payable                              $   430,000         447,383         1,002,776
    Payments on notes payable and capital
        lease obligation                                        (39,586)        (11,978)         (161,162)
    Issuance of common stock                                    853,493         507,639         3,399,984
    Sale of treasury stock                                       77,313              --           112,777
    Purchase of treasury stock                                  (46,486)        (18,435)         (129,763)
                                                            ---------------------------------------------
               Net cash provided by financing
                  activities                                  1,434,734         924,609         4,384,612
                                                            ---------------------------------------------

Net increase in cash                                            587,833          37,377           778,220

Cash, beginning of period                                       190,387         204,612                --
                                                            ---------------------------------------------

Cash, end of period                                         $   778,220         241,989           778,220
                                                            =============================================

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

The Company has obtained a contract to produce two outdoor advertising billboards using its flat panel display technology. This is the first commercial application of the Company's technology. The success of the Company will depend on its ability to commercialize its technology and complete this contract. As of September 30, 2000, completion of this contract was behind schedule. The Company received a payment on the contract of approximately $90,000 during the quarter ending September 30, 2000. While management believes the contract will ultimately be completed, there can be no certainty that this will be accomplished because the technology has not yet been used in a commercial application. In addition, the Company may be required to obtain additional capital in order to fund the completion of the contract.

Revenue and Cost Recognition. The Company recognizes revenue on its contract in process using the percentage-of completion method of accounting, which is based on the proportion of the contract cost incurred to the estimated total contract cost. Costs incurred and estimated earnings in excess of billings represent the revenue recognized that has not yet been billed.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, overhead, and equipment depreciation.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        (CONTINUED)

Marketable  Equity  Securities.  The Company  classifies  all of its  marketable equity securities as available for sale securities. Available for sale securities are carried at fair value with the unrealized gains and losses reported in Other Comprehensive Income. As of September 30, 2000, gross unrealized losses for the quarter were $2,352 and not considered significant to the financial statements taken as a whole. Therefore, they have been reported in the income statement.

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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        (CONTINUED)

The contract to produce two outdoor advertising billboards totals $1.7 million, with $885,000 allocated to the first unit. An estimated total loss of approximately $465,000 in the first unit has been recognized as of September 30, 2000. The Company's estimated cost to complete as of September 30, 2000 is $315,000, which it expects to fund with cash, billings on the contract and additional capital.

In accordance with the contract, the Company will bill the customer when certain milestones have been met. During the quarter ending September 30, 2000, the Company billed and received approximately $90,000 on the contract.

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


NOTE 2. RELATED PARTY RECEIVABLES

Related party receivables at September 30, 2000, consist of the following:

    Due from officer                                                $  29,493
    Note receivable from former shareholder bearing
        interest at 8% and due in November, 2000                       15,000
    Note receivable from officer, interest at 10% due
        quarterly (first quarter prepaid) and principal
        due in June, 2003                                              97,477
    Note receivable from officer, interest at 10% due
        quarterly and principal due in September 2003                  48,000
    Note receivable from officer, interest at 10% due
        quarterly and principal due in August 2003                     54,000
                                                                    ---------

                                                                      243,970

               Less current portion                                    44,493
                                                                    ---------

                                                                    $ 199,477

NOTE 3. INVESTMENTS

During 1999, Bio Moda, Inc. sold additional shares, therefore the Company's investment in Bio Moda, Inc. decreased from 22 to 20 percent. As of September 30, 2000, the Company owned 931,253 shares of Bio Moda's total outstanding shares of 4,650,985, and had an option to purchase an additional 187,000 shares at .485 cents per share. Bio Moda, Inc. is a development stage company involved primarily in the development of technology for the early detection of lung cancer. As a development stage company, Bio Moda, Inc. has not had any revenues and, as of September 30, 2000, was in the process of conducting clinical trials.

There is currently no active market for the common stock of Bio Moda, Inc. The ultimate value of the Company's investment in Bio Moda, Inc. will depend on its ability to complete its research and either commercialize or sell its proprietary technology.

A summary of the unaudited financial data relative to Bio Moda, Inc. as of December 31, 1999 is as follows:

     Assets:
         Current assets                                             $  30,730
         Other assets                                                  24,465
                                                                    ---------
                                                                       55,195
                                                                    ---------

         Fixed assets                                                   2,515
                                                                    ---------

     Total assets                                                   $  57,710
                                                                    =========

     Liabilities and equity
         Notes payable to stockholders                              $  92,711
         Common stock                                                 760,037
         Deficit accumulated during the development stage            (795,038)
                                                                    ---------

     Total liabilities and equity                                   $  57,710
                                                                    =========

The investment in Bio Moda, Inc. is accounted for using the equity method. A summary of the investment is as follows:

     Original cost, all of which exceeded book value                $ 358,845
     Additional purchase in 1999                                       25,000
     Share of net loss                                               (166,709)
     Amortization of excess of cost
         over book value                                              (60,438)
                                                                    ---------

     Net investment                                                 $ 156,698
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

The intrinsic value of the conversion feature of the principal and accrued interest was estimated to be $174,610. This has been recorded as an increase in paid-in capital and a discount to the convertible notes payable, with related amortization being charged to interest expense. The discount is being amortized over a one-year period, which is management's estimate of time before any conversion will be exercised. The convertible notes also include detachable warrants for the purchase of 12,500,000 shares of common stock at the lower of 75 percent of the closing bid price of a share of common stock at the time of exercise or September 1, 1999. The warrants expire on June 3, 2002. Management estimates that approximately half the warrants will be exercised prior to expiration.

Management estimated the fair market value of these warrants at $125,000 and recorded this amount as an increase in paid-in capital and a discount to the convertible notes payable. The discount is being amortized over the two-year life of the notes.

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

On September 15, 2000, the Company entered into an agreement to issue a total of $10,000,000 in convertible notes, which bear interest at an annual rate of 8 percent. The Company has authorized the initial sale of $2,000,000 of the convertible notes, and has entered into a structured facility with Purchasers in which the Purchasers shall be obligated to purchase the remaining $8,000,000 of convertible notes. The Company's right to require the Purchasers to purchase notes commences on the actual effective date of the registration of the Company's securities in an amount equal to the securities that would be convertible upon issuance of the notes. The related agreement provides for a limit on the amount of obligation notes that the Company may require the Purchasers to purchase in a given month.

On September 15, 2000, the Company issued $500,000 of the initial $2,000,000 in convertible notes, which bear interest at an annual rate of 8 percent and mature (principal and interest) on September 15, 2003. Effective as of the issuance date, the notes are convertible into shares of common stock at the lesser of a 25 percent discount to the average of the three lowest closing bid prices during the thirty trading days prior to the issue date of this note and a 20 percent discount to the average of the three lowest closing bid prices for the ninety trading days prior to the conversion date. The notes were issued in exchange for $430,000 in cash, 20,000 in legal services and $50,000 in commissions. The commissions have been capitalized as debt origination costs and are being amortized over the life of the notes.

A significant contingency required by the aforementioned convertible notes is the registration of the underlying shares with the Securities and Exchange Commission. The Company is to use its best efforts to register these shares and is in the process of preparing the registration statement.

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

Management estimated the intrinsic value of the conversion feature to be $159,677. This has been recorded as an increase in paid-in capital and a discount to the convertible preferred stock, with related amortization being charged to retained earnings via constructive dividends. The discount is being amortized over a 90-day period, which is the period from the date of issuance to the point at which the preferred shares can be converted to common shares. The convertible preferred stock also includes detachable warrants for the purchase of 55,000 shares of common stock at a purchase price per share equal to 110 percent of the closing bid price for the common stock on the closing date (March 8, 2000). The warrants expire on March 8, 2005. The detachable warrants have not been valued in the accompanying financial statements, as management estimates their fair market value to be immaterial.

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

During the quarter ended September 30, 2000, the Company issued 300,000 shares of its common stock for services from contractors, officers and others, which were valued at $90,260. The value of the services is included in the costs and expenses on the Statement of Operations. The Company also sold 45,000 shares of its outstanding common stock for $27,543 in cash and repurchased 13,000 shares of its outstanding common stock for $4,986. These shares remained in treasury at September 30, 2000, and have been recorded at cost.

An officer of the Company exercised 850,000 stock options at a price of .12 cents per share. The Company issued note's receivable to the officer in the amount of $102,000 for the shares.

Also, during the quarter the Company issued 160 shares of preferred stock for $160,000 cash.

NOTE 6. STOCK PLANS

During the quarter ending September 30, 2000, the Company granted an additional 2,375,000 stock warrants to certain key employees. This results in total stock options and warrants granted and unexercised of 10,050,000 as of September 30, 2000. The shares issued upon exercise of the options may be authorized and unissued shares or shares held by the Company in its treasury. The exercise date of options granted is based upon the related agreement as approved by the Board of Directors. Also during this quarter, an officer exercised his options and purchased 850,000 shares of common stock for $102,000 (see Notes 2 and 5).

NOTE 7. SUBSEQUENT EVENT

On November 7, 2000, the Company entered into an agreement that modified the outstanding convertible preferred agreements entered into on March 8, 2000 and August 2, 2000. The new agreement resulted in the exchange of outstanding preferred stock plus additional consideration for the Company's 7.5 percent convertible debentures due November 7, 2003. The total amount of the debentures is $740,667, including accrued interest of $30,667. The debentures are convertible into shares of common stock at the lessor of the stocks closing price on March 8, 2000 and 77.5 percent of the average of the five lowest closing bid prices for 20 days before November 2, 2000.

The intrinsic value of the conversion feature of the principal and accrued interest was estimated to be $166,650. The convertible debentures also include detachable warrants for the purchase of 71,000 shares of common stock. Management has estimated the fair market value of these warrants at $3,550.

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

                                    OVERVIEW

Advanced Optics Electronics, Inc. is a technology company whose primary focus is the development, production and sales of its electronic flat panel displays. The primary initial product will be marketed to users of outdoor advertising billboards. We believe that our product line has the potential to create a new segment of the outdoor advertising industry. Our systems software and electronic displays represent an innovative approach to advertising that takes advantage of the recent technological convergence of broadcast and billboard media and the World Wide Web.

Our goal is to create a product line based on technology that is scalable both in terms of size and resolution to meet a wide range of requirements related to site, economics and use from our potential customers. We also plan the development of a leasing program and an Owned & Operated group.

The major advantages and features of the Display are:

     o    Brightest display ever available (35,000 nits)

     o    Widest viewing angle available

     o Smallest dot pitch available for outdoor large-scale displays (8 mm dot pitch)

     o    High definition picture quality

     o Modular assembly (1 meter increments) for scaleable and shapeable architectures

     o    True Color (24 bit)

     o    Full motion video (up to 120 frames per second)

     o    Transportable for mobile operations

     o    Weather resistant for outdoor applications

     o    Modest power requirements

     o    Minimum 5 year continual use lifetime

     o    Real-time live video feeds

     o    Broadcast/simulcast applications

     o    Supports streaming video

     o Uses industry standard DVI protocol for high speed data linking and digital video interfacing

     o    Satellite linkable

Proprietary Billboard software capabilities are:

     o    Manage and update display content remotely

     o    Works with all image file formats and digital video editors

     o    Secure Internet or WAN communications

     o    WEB-based status monitoring

     o    Provides time, temperature and other dynamic content inserts


The Company was organized as a Nevada corporation on May 22, 1996. On November 7, 1996, the Company acquired the business and patents of PLZTech, a company involved in the development of flat panel displays. Our operating activities have related primarily to the initial planning and development of our product and building our operating infrastructure. During this quarter we completed our prototype and are currently in the manufacturing process of our production model.

We expect our principal source of revenue to be derived from sales of our electronic display product. To date we have recognized limited revenue, but we have developed a functioning prototype, which was completed during the quarter, and we anticipate sales by the first quarter 2001. The company has recently set the price for its units at $395,000 and $1,490,000 respectively for its 2 meter x 3 meter and its 3 meter x 8 meter flat panel displays.

The company received a revenue installment on contract in the third quarter of approximately $90,000.


The company has just completed a marketing film to be distributed by November 30, 2000 on a national and international basis. The recipients who would receive this film would be institutional investors and qualified potential buyers of the flat panel displays.

Our operating expenses have increased significantly since our inception, and the rate of increase has risen since last year. This is due to increased engineering and management staff and investments in operating infrastructure. Since our inception we have incurred significant losses and, as of September 30, 2000, had an accumulated deficit of $6.8 million.



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


     LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through the private placement of equity securities. As of September 30, 2000 we have raised net proceeds of $3,559,984.

On September 15, 2000, the Company entered into an agreement to issue a total of $2,000,000 in convertible notes, which bear interest at an annual rate of 8 percent. The Company has authorized the initial sale of $2,000,000 of the convertible notes, and has been in negotiations to expand this to a $10,000,000 financing.

We have also utilized equipment loans and capital lease financing. As of September 30, 2000 we have a balance of $65,910 on the equipment loans and $23,363 on the capital lease. During the quarter the company secured a $50,000 loan for purchase of manufacturing equipment.


In August 1998 Advanced Optics Electronics, Inc. entered into a lease agreement for the financing of equipment for the development of its flat panel display systems. The Company is required to repay the $101,000 in equal monthly payments of the lease. Monthly payments on the lease are approximately $2,850. The term of the lease is 3 years and is backed by the credit of the Company.

The Company's holding in BioModa, Inc will provide additional liquidity. BioModa is a biomedical development company. The Company's ownership of BioModa, as of September 30, 2000 was approximately 20%. No immediate family members of officers or directors of Advanced Optics Electronics, Inc. are securities holders of BioModa with the exception of Harold Herman, who is a director of Advanced Optics Electronics, Inc. and a small minority shareholder in BioModa.

During the quarter ended September 30, 2000 $46,962 was spent for the purchase of equipment. Product development expenditures were $134,660 in 2000. Funds for operations, product development and capital expenditures were provided from the sale of securities and cash reserves. As of June 30, 2000, we had approximately $496,307 of cash and cash equivalents.

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


                           PART II. OTHER INFORMATION

Item 1. Legal proceedings

The Company is not a party to any significant legal proceeding, the adverse outcome of which, in management's opinion, would have a material adverse effect on the Company's operating results. The Company is a plaintiff in a proceeding to remedy Internet related defamation. The damages sought are not significant relative to the current assets of the Company.

Item 2. Changes in securities

During the third quarter of fiscal year 2000 there was an 1,150,000 increase in shares of common stock; 850,000 shares of which were issued upon the exercise of stock options.

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


                                        Dated: November 9, 2000

                                        ADVANCED OPTICS ELECTRONICS, INC.



                                             BY:/s/John J. Cousins
                                                ------------------------------
                                             John J. Cousins
                                             Vice President of Finance
                                             (Principal Accounting Officer)



                                             BY:/s/Leslie S. Robins
                                                ------------------------------
                                             Leslie S. Robins
                                             Executive Vice President
                                             (Principal Executive Officer)