Form 10QSB/A
period 2000-09-30
ADVANCED OPTICS ELECTRONICS INC
filed 2000-11-15
CIK 1020657

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
                                                                        -----------

Shareholders' Equity
    Capital stock:
        Preferred Series A, 7.5% cumulative, convertible into
           common stock at a rate determined by dividing the
           purchase price of the preferred shares by the
           conversion price of the common stock; $.001 par
           value; authorized 10,000,000 shares, issued 550 shares
           in first quarter of 2000 and 160 shares in the third
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

Comparison of the Three-Month Periods Ended September 30, 2000 and 1999

Revenue. Since our inception, we have been in the development stage and have had only limited revenue. Revenues decreased to $82,490 in the third quarter of 2000 from $125,000 in the third quarter of 1999.

Product Development. Product development expenses consist primarily of personnel expenses, consulting fees and depreciation of the equipment associated with the development and enhancement of our flat panel displays. Research development and technical costs increased to $178,821 in the third quarter of 2000 from $50,611 in the third quarter of 1999. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to increase significantly in future periods. We expense product development costs as they are incurred.

General and Aministrative. General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel, general corporate activities, and the depreciation and amortization of office furniture and leasehold improvements. General and administrative costs decreased to $295,340 in the third quarter of 2000 from $309,082 in the third quarter of 1999. The increase was primarily due to increased personnel, professional service fees and facility expenses. Due to the growth of our business and continuing expansion of our staff, we expect general and administrative costs to increase. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

Other Income (Expense). Other income (expense) consists of interest and other income and expense. Interest income increased to $5,113 in the third quarter of 2000 from $3,959 in the third quarter of 1999. The increase in interest income was due to an increase in our average net cash and cash equivalents balance.

Depreciation decreased to $26,578 in the third quarter of 2000 from $53,762 in the third quarter of 1999 due primarily to start-up expenses being completely amortized.


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

During the quarter ended September 30, 2000 $46,962 was spent for the purchase of equipment. Product development expenditures were $134,660 in 2000. Funds for operations, product development and capital expenditures were provided from the sale of securities and cash reserves. As of September 30, 2000, we had approximately $778,220 of cash and cash equivalents.

Management believes that sales of securities, cash reserves and contract revenue will provide adequate liquidity and capital resources to meet the anticipated development stage requirements through the end of the third quarter 2001. At that time it is anticipated that sales of flat panel displays will begin and contribute to operating revenues. It is anticipated that these sales will provide the additional capital resources to fund the proportionately higher working capital requirements of production and sales initiatives. The Company currently has no other significant commitments for capital expenditures in 2000.


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

Item 3. Defaults upon senior securities - Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company's security holders during the third quarter of fiscal year 2000.

Item 5. Other Information - Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
27.1 Financial Data Schedule

(b) Reports on Form 8-K
No reports on Form 8-K were filed by the company during the three-month period ending September 30, 2000

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