Form 10QSB/A
period 2000-09-30
ADVANCED OPTICS ELECTRONICS INC
filed 2000-11-30
CIK 1020657

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

See Notes to Financial Statements

                                                                                                        Equity
                                                                                                       (Deficit)
                                                                                                      Accumulated
                                                               Treasury Stock           Additional     During the       Total
                                                         ---------------------------      Paid-In      Development  Shareholders'
                                                             Shares        Cost           Capital         Stage         Equity
Balance, May 22, 1996                                            --     $       --             --             --             --
Stock issued to incorporators for cash                           --             --         24,500             --         25,000
Stock issued for the net assets of PLZ Tech, Inc.                --             --        281,096             --        285,596
Net loss                                                         --             --             --        (76,902)       (76,902)
                                                         ----------------------------------------------------------------------

Balance, December 31, 1996                                       --             --        305,596        (76,902)       233,694
Stock issued in public offering                                  --             --        362,720             --        365,001
Net loss                                                         --             --             --        (84,690)       (84,690)
                                                         ----------------------------------------------------------------------

Balance, December 31, 1997                                       --             --        668,316       (161,592)       514,005
Stock issued for cash                                            --             --      1,281,728             --      1,292,707
Stock issued for services                                        --             --        293,719             --        296,470
Stock issued in exchange for note receivable                     --             --         28,685             --         29,000
Purchase and retirement of treasury stock                        --             --        (39,913)            --        (40,385)
Net loss                                                         --             --             --       (752,111)      (752,111)
                                                         ----------------------------------------------------------------------

Balance, December 31, 1998                                       --             --      2,232,535       (913,703)     1,339,686
Stock issued for cash                                            --             --        855,101             --        863,783
Stock issued for services                                        --             --      1,469,320             --      1,486,414
Intrinsic value of beneficial conversion                         --             --        174,610             --        174,610
    feature of notes payable
Fair value of warrants related to notes payable                  --             --        125,000             --        125,000
Purchase and retirement of treasury stock                        --             --        (10,643)            --        (11,132)
Purchase of treasury stock                                 (229,000)       (41,760)            --             --        (41,760)
Sale of treasury stock                                       85,000         11,130         24,334             --         35,464
Net loss                                                         --             --             --     (2,725,804)    (2,725,804)
                                                         ----------------------------------------------------------------------

Balance, December 31, 1999                                 (144,000)       (30,630)     4,870,257     (3,639,507)     1,246,261
Stock issued for cash                                            --             --        852,710             --        853,493
Stock issued for services                                        --             --      1,118,441             --      1,120,233
Purchase of treasury stock                                   (6,500)        (7,683)            --             --         (7,683)
Sale of treasury stock                                       25,000          4,486         45,284             --         49,770
Constructive dividends (amortization of
    discount on convertible preferred stock)                     --             --         42,581        (42,581)            --
Net loss                                                         --             --             --     (1,501,338)    (1,501,338)
                                                         ----------------------------------------------------------------------

Balance, March 31, 2000                                    (125,500)    $  (33,827)     6,929,273     (5,183,426)     1,760,736

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
                                                        ------------------------------------------------------------------------

ADVANCED OPTICS ELECTRONICS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
For the Quarters Ended September 30, 2000 and 1999
See Accountants' Report.

                                                                              2000            1999
Cash Flows From Operating Activities
    Net loss                                                              $(561,722)       (392,196)
    Adjustments to reconcile net loss to net cash
        provided by operating activities:
           Amortization and depreciation expense                             26,578          53,762
           Amortization of discounts on convertible notes                     6,944              --
           Unrealized (gain) loss on marketable securities                   (2,352)         (7,505)
           Loss on Bio Moda, Inc.                                            18,193           9,781
           Issuance of common stock for services                             90,560         175,531
           Issuance of notes for services                                    20,000
           Other receivables                                                 45,524         (13,509)
    (Increase) decrease in:
           Contract receivable                                                7,383
                                                                                           (125,000)
           Marketable equity securities                                        (132)             --
    (Increase (decrease) in:
           Allowance for loss on contract                                   (19,843)             --
           Accrued liabilities and accounts payable                         135,821         (19,557)
                  Net cash used by operating
                  activities                                               (233,046)       (318,693)
                                                                          -------------------------
Cash Flows From Investing Activities
    Purchase of equipment                                                   (13,873)        (25,769)
    Purchase of marketable securities                                       (30,759)         (8,836)
    Purchase of certificate of deposit                                       (3,504)           (451)
    Sale of marketable securities                                            66,825              --
                                                                          -------------------------
               Net cash provided (used) by investing
                  activities                                                 18,689         (35,056)
                                                                          -------------------------
Cash Flows From Financing Activities
    Additions to notes payable                                              430,000           4,383
    Payments on notes payable and capital
        lease obligation                                                    (13,107)         (2,041)
    Issuance of common stock                                                     --         240,035
    Purchase of treasury stock                                               (4,986)         (7,303)
    Issuance of preferred stock                                             160,000              --
    Sale of treasury stock                                                   27,543              --
                                                                          -------------------------
               Net cash (used) provided by financing
                  activities                                                599,450        235,074
                                                                          -------------------------
Net (decrease) increase in cash                                             385,093        118,675

Cash, beginning of period                                                   393,127         360,664
                                                                          -------------------------

Cash, end of period                                                       $ 778,220         241,989
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

                                                                                                 5/22/96
                                                                                               (Inception)
                                                                                                 Through
                                                                 2000             1999          09/30/00
Cash Flows From Financing Activities
    Additions to notes payable                              $   430,000         447,383         1,002,776
    Payments on notes payable and capital
        lease obligation                                        (39,586)        (11,978)         (161,162)
    Issuance of common stock                                    853,493         507,639         3,399,984
    Issuance of preferred stock                                 160,000              --           160,000
    Sale of treasury stock                                       77,313              --           112,777
    Purchase of treasury stock                                  (46,486)        (18,435)         (129,763)
                                                            ---------------------------------------------
               Net cash provided by financing
                  activities                                  1,434,734         924,609         4,384,612
                                                            ---------------------------------------------

Net increase in cash                                            587,833          37,377           778,220

Cash, beginning of period                                       190,387         204,612                --
                                                            ---------------------------------------------

Cash, end of period                                         $   778,220         241,989           778,220
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

During the quarter ended September 30, 2000 $13,873 was spent for the purchase of equipment. Product development expenditures were $178,821 for the quarter ended September 30, 2000. Funds for operations, product development and capital expenditures were provided from the sale of securities and cash reserves. As of September 30, 2000, we had approximately $778,220 of cash and cash equivalents.

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