Form 10KSB
period 2000-12-31
ADVANCED OPTICS ELECTRONICS INC
filed 2001-03-21
CIK 1020657

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2000         Commission file No. 0-24511



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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

The issuer's revenues for its most recent fiscal year were $202,200.

The aggregate market value of the voting stock held by non-affiliates of the issuer on December 31, 2000 based upon the average bid and asked prices of such stock on that date was $13,004,917. The number of issuer's shares of Common Stock outstanding as of December 31, 2000 was 61,928,176.

Transitional Small Business Disclosure Format (check one): Yes ___ No X

                                TABLE OF CONTENTS

Forward Looking Statements

                                     PART I

Item 1.  Description of Business
Item 2.  Description of Property
Item 3.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7.  Financial Statements
Item 8.  Changes in and Disagreements with Accountants

                           PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management
Item 12. Certain Relationships and Related Transactions

                            PART IV

Item 13. Exhibits, Financial Statements and Financial Statement Schedules, and Reports on Form 8-K

                                   SIGNATURES

Forward - Looking Statements

This Form 10-KSB contains forward-looking statements about the business, financial condition and prospects of the Company that reflect assumptions made by management and management's beliefs based on information currently available to it. The Company can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, the Company's actual results may differ materially from those indicated by the forward-looking statements.

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

There may be other risks and circumstances that management is unable to predict. When used in this Form 10-KSB, words such as, "believes," "expects," "intends," "plans," "anticipates" "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.


                                     PART I


                         ITEM 1. DESCRIPTION OF BUSINESS

General

Advanced Optics Electronics, Inc. (ADOT-OTC BB) is a technology company based in Albuquerque, New Mexico. Its primary focus is the development, production and sales of its novel and innovative electronic flat panel displays. The company maintains an R&D facility and manufacturing plant, and is engaged in building large-scale flat panel displays utilizing its patented technology.

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

According to the Outdoor Advertising Association of America, Inc., total outdoor advertising revenues were $5.2 billion in the year 2000. Up a healthy 8 percent from the prior year. The industry revenue is projected to grow by nearly 10% a year.

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

It is anticipated that the company's product and marketing strategy will create a new segment of the outdoor advertising market while leveraging the underlying growth and excellent fundamentals of the existing market. There are other markets and applications that represent opportunities and are being explored such as e-cinema, lighting sources, stadium and sports applications and systems, control and status monitoring.

The company has completed a marketing film that is being distributed on a national and international basis. The recipients who would receive this film are institutional investors and qualified potential buyers of the flat panel displays.

Revenues will be derived from a combination of direct sales, owned and operated billboards, leasing, licensing, and partnerships.

Customers

Over the past ten years, there has been considerable consolidation in Outdoor Advertising. The four leaders in the industry currently account for approximately 48% of the billboard market. Media companies have been buying billboard owners in order to offer packages of TV, radio and newly acquired outdoor space to advertisers. The top ten companies represent 61% of the billboard market. The 39% that constitutes the balance of the market is composed of smaller individual companies that nevertheless control prime high-traffic billboard locations and, as such, represent a significant component of our target market.

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

Approximately 65% of billboards were booked on 12-month contracts. This could potentially limit the access to desirable sites during the start-up period. However, the trend is to go to shorter-term contracts.

Research and Development Activities

In fiscal 2000, which ended December 31, 2000, $732,029 was spent on research and development activities. In 1999 $239,029 was spent on research and development activities. The expenditures are primarily the result of costs associated with the Company's increased efforts in developing its proprietary flat panel display.

Employees

As of December 31, 2000, the Company has approximately 11 full-time employees and one part-time employee. The Company also contracted with other personnel and subcontractors for various projects on an as-needed basis.

ITEM 2. DESCRIPTION OF PROPERTY

The company increased its headquarters facility to 7,500 square feet from 5,000 square feet at 8301 Washington NE, Suite 5 in Albuquerque, New Mexico during the year. This includes the executive offices, research and development facility and manufacturing plant. The facility is in good condition with no material defects or deferred maintenance. The facility is leased from unaffiliated third parties under a lease that was extended and now expires February 28, 2002. Management believes that its existing facility space currently under lease is sufficient for its current activities and potential growth in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceeding, the adverse outcome of which, in management's opinion, would have a material adverse effect on the Company's operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock began trading on the NASDAQ Bulletin Board Market ("OTC") under the symbol "ADOT" during the first quarter of 1997. Prior to that time the stock was not listed or traded on any organized market system. The holders of the Company's Common Stock are entitled to one vote per share. The Common Stock holders do not have preemptive rights to purchase, subscribe for, or otherwise acquire any shares of Common Stock.

The table below sets forth the high and low bid prices for the Common Stock for each quarter within the last two fiscal years as reported by Prophet Financial Systems. These over-the-counter market quotations may reflect inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                            Common Stock Bid
------------------------------ ------------------------ --------------------
                                       High                    Low
------------------------------ ------------------------ --------------------
Fiscal 1999:
------------------------------ ------------------------ --------------------
                  1st Quarter                     $.16                 $.05
------------------------------ ------------------------ --------------------
                  2nd Quarter                      .12                 .065
------------------------------ ------------------------ --------------------
                  3rd Quarter                      .49                .0825
------------------------------ ------------------------ --------------------
                  4th Quarter                     .875                  .25
------------------------------ ------------------------ --------------------
Fiscal 2000:
------------------------------ ------------------------ --------------------
                  1st Quarter                    $1.53                $.687
------------------------------ ------------------------ --------------------
                  2nd Quarter                     1.09                 .406
------------------------------ ------------------------ --------------------
                  3rd Quarter                      .60                 .285
------------------------------ ------------------------ --------------------
                  4th Quarter                      .46                  .21
------------------------------ ------------------------ --------------------


As of December 31, 2000 the Company estimates that there were approximately 13,000 shareholders directly and in street name. The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the near future.

ITEM 6.  MANAGEMENT DISCUSSION AND ANALYSIS

Liquidity and Capital Resources

The Company relies upon the current placement of its securities to provide capital for its development of prototype units and manufacturing operations. The Company's holding in BioModa, Inc will provide additional liquidity.

BioModa is a biomedical development company. The Company's ownership of BioModa, as of December 31, 2000, was 16.4%. No immediate family members of officers or directors of Advanced Optics Electronics, Inc. are securities holders of BioModa.

It is believed that sales of securities will provide adequate capital resources to meet the anticipated developmental stage requirements through the first half of fiscal year 2001. At that time it is anticipated that sales of displays will begin and contribute to operating revenues.

During the fiscal year ended December 31, 2000 $176,608 was spent for the purchase of equipment. Product development expenditures were $732,029 in 2000. Funds for operations, product development and capital expenditures were provided from the sale of securities and cash reserves.

In August 1998 Advanced Optics Electronics, Inc. entered into a lease agreement for the financing of equipment for the development of its flat panel display systems. The Company is required to repay the $101,000 in equal monthly payments of the lease. Monthly payments on the lease are approximately $2,850. The term of the lease is 3 years and is backed by the credit of the Company. As of December 31, 2000, the balance on the lease is $22,800.

Results of Continuing Operations

Fiscal 2000 Compared to Fiscal 1999

Revenue. Since our inception, we have been in the development and prototype stage and have had only limited revenue. Contact revenues decreased to $202,200 in 2000 from $310,345 in 1999 due to conservative estimates on the percentage completion on the contract and the associated revenues that were booked.

Product Development. Product development expenses consist primarily of personnel expenses, consulting fees and depreciation of the equipment associated with the development and enhancement of our flat panel displays. Research development and technical costs increased to $732,029 in 2000 from $239,029 in 1999. The increase in these costs is due primarily to increased research and development efforts and activities. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to increase significantly in future periods. We expense product development costs as they are incurred.

General and Administrative. General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel, general corporate activities, and the depreciation and amortization of office furniture and leasehold improvements. General and administrative costs increased to $2,340,179 in 2000 from $1,952,600 in 1999 due to increases in salary expense related to increased personnel and increases in professional fees. Due to the growth of our business and continuing expansion of our staff, we expect general and administrative costs to increase in the future. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

Other Income (Expense). Other income (expense) consists of interest and other income and expense. Interest income increased to $18,614 in 2000 from $10,865 in 1999. The increase in interest income was due to an increase in our average net cash and cash equivalents balance. Interest expense increased to $459,027 in 2000 from $189,374 in 1999. The increase in interest expense is due primarily to non-cash charges to interest expense from the accounting calculation of the intrinsic value of the conversion feature of the convertible debenture financings that were done during 2000.

Fiscal 1999 Compared to Fiscal 1998

Revenues increased to $310,345 in 1999 from $178,200 in 1998. The increase was due primarily to revenues from the contract in place.

Research development and technical costs increased to $239,029 in 1999 from $148,123 in 1998. The increase in these costs is due primarily to research and development efforts.

General and administrative costs increased to $1,952,600 in 1999 from $490,296 in 1998 due to increases in salaries related to increases in engineering staff and increases in professional fees.

Accounting Matters

The Financial Accounting Standards Board ("FASB") periodically issues accounting standards, which may affect the financial accounting or disclosures of the Company. There are no accounting standards that have been issued, but not yet adopted by the Company, which would have a material effect on the financial position or results of operation of the Company.

ITEM 7.   FINANCIAL STATEMENTS

The financial statements and notes thereto, together with the report thereon of Atkinson & Co., Ltd. (the Company's accountants) dated February 23, 2001, included elsewhere in this report, are incorporated by reference in answer to this Item 7.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company changed accountants from Neff & Ricci to Atkinson & Co., Ltd. in the first quarter of 2001 prior to the preparation of the 2000 audit. The Company filed an 8K disclosing the change.

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth information, as of December 31, 2000, concerning the Company's directors and executive officers:

Name                 Age   Position                                Since
Michael Pete         55    President, Treasurer, Director          July 1994
Leslie S. Robins     62    Exec. Vice Pres., Secretary, Chairman   November 1992
John J. Cousins      44    Vice President-Finance                  June 1999
Harold C. Herman     75    Director                                December 1998
Richard Josephberg   54    Director                                April 2000

Michael Pete has been President, Treasurer and a director of the Company since May 1996, and prior to joining us, he served in the same capacities with the Company's predecessor, PLZ Tech, since July 1994. From 1990 to 1994, Mr. Pete was President of SEES New Mexico Inc., working with federal research and development labs in Los Alamos and Sandia to create and implement information management systems. From 1982 to 1990, Mr. Pete was President of Phoenix
Filtration Systems, and from 1979 to 1981, he was a technical management consultant in the Office of the Secretary for the United States Department of Energy. From 1977 to 1979, Mr. Pete was a project manager for the consulting firm of Booz, Allen and Hamilton, and from 1975 to 1977, he was Office Director of the Low Income Weatherization Federal Energy Administration in Washington, D.C. Mr. Pete has a B.A. from Williams College and attended Stanford University Graduate School of Business and Political Science.

Leslie S. Robins has been Executive Vice President, Secretary and Chairman of the Board of the Company since May 1996, and prior to joining us, he served in the same capacities with the Company's predecessor, PLZ Tech, since November 1992. From November 1989 to December 1992, Mr. Robins was Managing Partner of Coronado Group, performing analyses of small technology companies, and from May 1986 to June 1989, he was Executive Vice President of Triton Productions Inc. From September 1978 to October 1987, Mr. Robins was Managing Partner of Longview Management; serving as investment managers for individuals in the entertainment industry. Mr. Robins has a B.S. from the University of Miami and attended Harvard Business School.

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

Harold C. Herman has been a director of the Company since December 1998. He is a member of the State Bar in New York and California. From 1980 to the present, Mr. Herman has been general partner of numerous limited partnerships owning commercial properties, including apartment complexes, shopping centers and malls, in the Northeastern area of the United States. From 1969 to 1980, Mr. Herman was a senior partner of the law firm of Herman, Mcginnis and Kass Esqs., located in New York City, handling business and legal matters relating to real estate, corporations and securities law. Mr. Herman has a B.S. in Physics and B.E.E. in Electrical Engineering from City College of New York, an M.S. in Applied Mathematics from New York University and an L.L.D. from Brooklyn Law School.

Mr. Josephberg has been a member of our Board of Directors since April, 2000. From 1986 to the present,

Mr. Josephberg has been a principal in the investment and merchant banking firm of Josephberg Grosz & Co., Inc. in New York City. From 1980 to 1984, Mr. Josephberg was a member of the New York Stock Exchange. He has a B.A. in business administration from the University of Cincinnati and has completed all the coursework towards an M.B.A. from Bernard Baruch College.

ITEM 10.   EXECUTIVE COMPENSATION

The following table discloses the annual and long-term compensation earned for services rendered in all capacities by the Company's Chairman of the Board and President and the Company's other most highly compensated executive officers for 1998, 1999 and 2000:

SUMMARY COMPENSATION TABLE
------------------- --------- ----------------------------------------- --------------------------- ----------- -----------------
                              Annual Compensation                         Long-Term Compensation
                                                                                  Awards
------------------- --------- ------------- ----------- --------------- ---------------- ---------------  ----------- --------------
                                                        Other Annual      Restricted     Securities      LTIP          All Other
                                                        Compensation    Stock Award(s)   Underlying      Payouts      Compensation
                                                        (1)                              Options
------------------- --------- ------------- ----------- --------------- ---------------- ---------------  ----------- --------------
     Name and                  Year   Salary ($)      Bonus ($)         ($)             ($)   (#)               ($)           ($)
     Principal Position
     -------------------   --------   -------------   -------      --------      ----------  ------------  ---------   -----------
     Michael Pete,
     President,
     Director
     -------------------   --------   -------------   -------      --------      ----------  ------------  ---------   -----------
                               2000         $38,700      --            --              --         275,000       --            --
     -------------------   --------   -------------   -------      --------      ----------  ------------  ---------   -----------
                               1999         $36,000      --            --            $7,350       800,000       --            --
     -------------------   --------   -------------   -------      --------      ----------  ------------  ---------   -----------
                               1998         $30,000      --            --              --            --         --            --
     -------------------   --------   -------------   -------      --------      ----------  ------------  ---------   -----------
     Leslie S. Robins,
     Chairman of the
     Board and Exec. VP
     -------------------   --------   -------------   -------      --------      ----------  ------------  ---------   -----------
                               2000         $82,830      --          $8,986(1)         --       4,850,000       --            --
     -------------------   --------   -------------   -------      --------      ----------  ------------  ---------   -----------
                               1999        $109,340      --          $7,352(1)     $131,915     5,000,000       --            --
     -------------------   --------   -------------   -------      --------      ----------  ------------  ---------   -----------
                               1998         $67,600      --          $2,448(1)         --            --         --            --
     -------------------   --------   -------------   -------      --------      ----------  ------------  ---------   -----------
     John J. Cousins,
     VP Finance
     -------------------   --------   -------------   -------      --------      ----------  ------------  ---------   -----------
                               2000         $95,072      --            --              --         400,000       --            --
     -------------------   --------   -------------   -------      --------      ----------  ------------  ---------   -----------
                               1999         $41,495      --            --            $3,375       300,000       --            --
     -------------------   --------   -------------   -------      --------      ----------  ------------  ---------   -----------
                               1998            --        --            --              --            --         --            --
     -------------------   --------   -------------   -------      --------      ----------  ------------  ---------   -----------

(1) Represents the amount of an automobile lease for the benefit of Mr. Robins.

OPTION GRANTS IN FISCAL YEAR 2000

Name                    Number of             % of Total Options
                        Securities            Granted to
                        Underlying Options    Employees in           Exercise Price
Name                    and Warrants          Fiscal Year(1)         ($/Sh)                Expiration Date
----------------------- --------------------- --------------------   --------------------- --------------------
Michael Pete                         275,000                4.62%                   $0.34           10/18/2004
----------------------- --------------------- --------------------   --------------------- --------------------
Leslie Robins                      1,900,000               31.93%                   $0.34           10/18/2004
----------------------- --------------------- --------------------   --------------------- --------------------
Leslie Robins                      2,000,000               33.61%                   $0.37             8/9/2005
----------------------- --------------------- --------------------   --------------------- --------------------
Leslie Robins                        950,000               15.97%                   $0.34           10/18/2005
----------------------- --------------------- --------------------   --------------------- --------------------
John Cousins                         300,000                5.04%                   $0.34           10/18/2004
----------------------- --------------------- --------------------   --------------------- --------------------
John Cousins                         100,000                1.68%                   $0.34           10/18/2005
----------------------- --------------------- --------------------   --------------------- --------------------

-------------------
(1) We granted options for an aggregate of 2,775,000 shares to our officers and key employees during the fiscal year ended December 31, 2000, and we granted warrants for an aggregate of 3,175,000 shares during the fiscal year ended December 31, 2000 for a total of 5,950,000.


                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 2000
                     AND OPTION VALUES AT DECEMBER 31, 2000

The following table provides summary information concerning the shares of common stock represented by outstanding stock options held by our Chief Executive Officer and two other executive officers as of December 31, 2000.

                             Year-End Option Values

                                                         Number of Securities Underlying          Value of Unexercised
                                                               Unexercised Options                In-the-Money Options
                                                               December 31, 2000(1)               December 31, 2000(1)
                       Shares Acquired   Value         ----------------------------------     ----------------------------------
Name                   on Exercise (#)   Realized ($)  Exercisable (#)   Unexercisable (#)    Exercisable ($)   Unexercisable ($)
----                   ---------------   ------------  ---------------   -----------------    ---------------   -----------------
Michael Pete                                                575,000             ---               $130,000             ---
Leslie Robins             1,850,000        $715,500       2,050,000             ---               $445,500             ---
John Cousins                                                600,000             ---                $42,000             ---

-------------------
(1) The value of the unexercised "in-the-money" options is based on the fair market value as of December 31, 2000 (the closing price on 12/29/00 was $0.21) minus the exercise price, multiplied by the numbers of shares underlying the option.

                            LONG-TERM INCENTIVE PLANS

As of December 31, 2000 there is no long-term incentive plan.

                              Director Compensation

Non-employee directors of the Company received in 2000 a $1500 annual retainer and $1500 for each board meeting attended.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company's Common Stock as of December 31, 2000 by (1) each person known to the Company to beneficially own more than five percent of the Company's Common Stock, (2) each Director, (3) the Named Executive Officers, and (4) all Directors and executive officers as a group. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to the knowledge of the Company, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable. As of December 31, 2000 there were 61,848,881 shares outstanding.


                                                                     Percent
                                              Number of Shares     Beneficially
       Name of Beneficial Owner (1)           Beneficially Owned      Owned
-----------------------------------------     ------------------   ------------
Leslie Robins                                    11,006,500(2)         17.80%
Michael Pete                                      1,250,000(3)          2.02%
John Cousins                                        850,000(4)          1.37%
Harold Herman                                       975,000(5)          1.58%
Richard A. Josephberg                               200,000(6)             *
All directors and executive officers
as a group (5 persons)                           14,281,500

-------------------
*    Less than 1.0%.

(1) The address of all persons who are executive officers or directors of the Company is in care of the Company, 8301 Washington NE, Suite 5, Albuquerque New Mexico 87113.

(2) Includes 2,050,000 shares of common stock issuable upon exercise of options which are currently exercisable, and 5,950,000 shares of common stock issuable upon exercise of warrants which are currently exercisable.

(3) Includes 575,000 shares of common stock issuable upon exercise of options which are currently exercisable and 500,000 shares of common stock issuable upon exercise of warrants which are currently exercisable.

(4) Includes 600,000 shares of common stock issuable upon exercise of options which are currently exercisable and 100,000 shares of common stock issuable upon exercise of a warrant which is currently exercisable.

(5) Includes 225,000 shares of common stock issuable upon exercise of options which are currently exercisable and 600,000 shares of common stock issuable upon exercise of warrants which are currently exercisable.

(6) Includes 125,000 shares of common stock issuable upon exercise of a warrant which is currently exercisable.

      COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission reports detailing their ownership of existing equity securities and changes in such ownership. Officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all filed Section 16(a) forms.

Based solely on review of the copies of such forms furnished to us, we believe that all officers, directors and greater than 10% stockholders complied with the filing requirements of Section 16(a), except that Mr. Pete filed two reports late with respect to ten transactions, Mr. Robins filed two reports late with respect to twenty-four transactions, Mr. Cousins filed two reports late with respect to nine transactions, Mr. Herman filed two reports late with respect to twenty-one transactions, Mr. Josephberg filed two reports late with respect to three transactions, and a former director and former 10% stockholder who resigned in November 1998 and is no longer available never filed any reports.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 1998 the Company issued 315,000 shares to Leslie S. Robins, an officer of the Company, in exchange for a note receivable of $29,000. The note bears interest at the rate of 7% with interest due semiannually and the principal due July of 2001. In June 2000, we issued to Leslie Robins, our Chairman of the Board, Executive Vice President and Secretary, 1,000,000 shares of Common Stock as the result of exercising options with an exercise price of $0.12 in exchange for a promissory note in the principal amount of $120,000. The note bears interest at 10% per annum due quarterly and the principal is due in June 2003. In August 2000, we issued to Mr. Robins 450,000 shares of Common Stock as the result of exercising options with an exercise price of $0.12 in exchange for a promissory note in the principal amount of $54,000. The promissory note bears interest at 10.0% per annum due quarterly and the principal is due in August 2003. In September 2000, we issued to Mr. Robins 400,000 shares of Common Stock as the result of exercising options with an exercise price of $0.12 in exchange for a promissory note in the principal amount of $48,000. The promissory note bears interest at 10.0% per annum due quarterly and the principal is due in September 2003.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements and Financial Statement Schedules

Indexes to financial statements appear after the signature page to this Form 10-KSB.



Exhibits
---------------- ------------------------------------------------------------- --------------------------------------
2                Plan of Acquisition, Reorganization, arrangement,             None
                 liquidation, or succession
---------------- ------------------------------------------------------------- --------------------------------------
3.1              Articles of Incorporation                                     Incorporated by reference to Exhibit
                                                                               3(i) of the Company's Registration
                                                                               Statement No.1000-24511 on Form
                                                                               10-SB filed June 23,1998.
---------------- ------------------------------------------------------------- --------------------------------------
3.2              By-Laws                                                       Incorporated by reference to Exhibit
                                                                               3(ii) of the Company's Registration
                                                                               Statement No.1000-24511 on Form
                                                                               10-SB filed June 23,1998.
---------------- ------------------------------------------------------------- --------------------------------------
4                Instruments defining the rights of holders, including         Incorporated by reference to Exhibit
                 Indentures                                                    3.2
---------------- ------------------------------------------------------------- --------------------------------------
7                Opinion re: liquidation preference                            Incorporated by reference to Exhibit
                                                                               3.2
---------------- ------------------------------------------------------------- --------------------------------------
10.1             Incentive Stock Option Plan                                   Filed Herewith
---------------- ------------------------------------------------------------- --------------------------------------
10.2             Lease Agreement Advanced Optics Electronics, Inc. and JMP     Incorporated by reference to Exhibit
                 Company Inc                                                   10.2 of the Company's Registration
                                                                               Statement No.1000-24511 on Form 10-SB
                                                                               filed June 23,1998.
---------------- ------------------------------------------------------------- --------------------------------------
10.3             State of Nevada Corporate Charter                             Incorporated by reference to Exhibit
                                                                               10.3 of the Company's Registration
                                                                               Statement No.1000-24511 on Form
                                                                               10-SB filed June 23,1998.
---------------- ------------------------------------------------------------- --------------------------------------
24               Power of Attorney                                             Incorporated by reference to Exhibit
                                                                               3.2
---------------- ------------------------------------------------------------- --------------------------------------
27               Financial Data Schedule                                       Filed Herewith
---------------- ------------------------------------------------------------- --------------------------------------

                               Reports on Form 8-K

During the 2000 fiscal year, the Company filed no reports on Form 8-K.

                   Appendix A to Item 601(c) of Regulation S-B
                       Commercial and Industrial Companies
                           Article 5 of Regulation S-X

      Item Number                              Item Description                                       Amount
------------------------   --------------------------------------------------------------   -----------------------------
5-02(1)                    Cash and cash items                                                                  $516,713
------------------------   --------------------------------------------------------------   -----------------------------
5-02(2)                    Marketable securities                                                                     N/A
------------------------   --------------------------------------------------------------   ----------------------------
5-02(3)(a)(1)              Notes and accounts receivable-trade                                                  $672,872
------------------------   --------------------------------------------------------------   ----------------------------
5-02(4)                    Allowances for doubtful accounts                                                          N/A
------------------------   --------------------------------------------------------------   ----------------------------
5-02(6)                    Inventory                                                                                 N/A
------------------------   --------------------------------------------------------------   ----------------------------
5-02(9)                    Total current assets                                                               $1,189,585
------------------------   --------------------------------------------------------------   ----------------------------
5-02(13)                   Property, plant and equipment                                                        $447,699
------------------------   --------------------------------------------------------------   ----------------------------
5-02(14)                   Accumulated depreciation                                                           ($182,714)
------------------------   --------------------------------------------------------------   ----------------------------
5-02(18)                   Total assets                                                                       $2,736,557
------------------------   --------------------------------------------------------------   ----------------------------
5-02(21)                   Total current liabilities                                                            $358,407
------------------------   --------------------------------------------------------------   ----------------------------
5-02(22)                   Bonds, mortgages and similar debt                                                  $1,215,677
------------------------   --------------------------------------------------------------   ----------------------------
5-02(28)                   Preferred stock-mandatory redemption                                                      N/A
------------------------   --------------------------------------------------------------   ----------------------------
5-02(29)                   Preferred stock-no mandatory redemption                                                   N/A
------------------------   --------------------------------------------------------------   ----------------------------
5-02(30)                   Common stock                                                                          $61,928
------------------------   --------------------------------------------------------------   ----------------------------
5-02(31)                   Other stockholder's equity                                                          8,322,586
------------------------   --------------------------------------------------------------   ----------------------------
5-02(32)                   Total liabilities and stockholder's equity                                         $2,736,557
------------------------   --------------------------------------------------------------   ----------------------------
5-03(b)1(a)                Net sales of tangible products                                                       $202,200
------------------------   --------------------------------------------------------------   ----------------------------
5-03(b)1                   Total revenues                                                                       $202,200
------------------------   --------------------------------------------------------------   ----------------------------
5-03(b)2(a)                Cost of tangible goods sold                                                        $3,658,591
------------------------   --------------------------------------------------------------   ----------------------------
5-03(b)2                   Total costs and expenses applicable to sales and revenues                          $3,658,591
------------------------   --------------------------------------------------------------   ----------------------------
5-03(b)3                   Other costs and expenses                                                             $386,744
------------------------   --------------------------------------------------------------   ----------------------------
5-03(b)5                   Provision for doubtful accounts and notes                                                 N/A
------------------------   --------------------------------------------------------------   ----------------------------
5-03(b)8                   Interest and amortization of debt discount                                         ($459,027)
------------------------   --------------------------------------------------------------   ----------------------------
5-03(b)10                  Income before taxes and other items                                              ($3,843,135)
------------------------   --------------------------------------------------------------   ----------------------------
5-03(b)11                  Income tax expense                                                                        N/A
------------------------   --------------------------------------------------------------   ----------------------------
5-03(b)14                  Income/loss continuing operations                                                ($3,456,391)
------------------------   --------------------------------------------------------------   ----------------------------
5-03(b)15                  Discontinued operations                                                                   N/A
------------------------   --------------------------------------------------------------   ----------------------------
5-03(b)17                  Extraordinary items                                                                       N/A
------------------------   --------------------------------------------------------------   ----------------------------
5-03(b)18                  Cumulative effect-changes in accounting principals                                        N/A
------------------------   --------------------------------------------------------------   ----------------------------
5-03(b)19                  Net income or loss                                                               ($3,199,935)
------------------------   --------------------------------------------------------------   ----------------------------
5-03(b)20                  Earnings per share -- primary                                                         ($0.055)
------------------------   --------------------------------------------------------------   ----------------------------
5-03(b)20                  Earnings per share -- fully diluted                                                        N/A
------------------------   --------------------------------------------------------------   ----------------------------

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:    March 21, 2001

ADVANCED OPTICS ELECTRONICS, INC.

                                  BY:/s/John J. Cousins
                                  John J. Cousins
                                  Vice President of Finance
                                  (Principal Accounting Officer)


                                  BY:/s/Leslie S. Robins
                                  Leslie S. Robins
                                  Executive Vice President
                                  (Principal Executive Officer)

FINANCIAL STATEMENTS AND REPORT
OF INDEPENDENT CERTIFIED
PUBLIC ACCOUNTANTS'

                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                December 31, 2000

                                 C O N T E N T S



                                                                            Page
REPORT OF INDEPENDENT CERTIFIED PUBLIC
ACCOUNTANTS...................................................................1

FINANCIAL STATEMENTS

     BALANCE SHEET............................................................2

     STATEMENTS OF OPERATIONS.................................................3

     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY.............................4

     STATEMENTS OF CASH FLOWS...............................................6-7

     NOTES TO FINANCIAL STATEMENTS.........................................7-22

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Advanced Optics Electronics, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Advanced Optics Electronics, Inc. (A Development Stage Company), as of December 31, 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Advanced Optics Electronics, Inc. as of December 31, 1999, and for the year ended December 31, 1999, and for the 1996, 1997, 1998 and 1999 portions of the period from inception (May 22, 1996) through December 31, 1999, were audited by other auditors whose reports dated February 18, 2000 and February 5, 1998 expressed unqualified opinions on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Optics Electronics, Inc. (A Development Stage Company) as of December 31, 2000, and the results of its operations and its cash flows for the year ended December 31, 2000, and for the 2000 portion of the period from Inception (May 22, 1996) through December 31, 2000, in conformity with generally accepted accounting principles.



                                                            Atkinson & Co., Ltd.
Albuquerque, New Mexico
February 23, 2001

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

BALANCE SHEET

                                December 31, 2000

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                        $409,287
  Certificates of deposit                           107,426
  Costs and estimated earnings in excess of
    billings on uncompleted contract                672,872
                                                 ----------

          Total current assets                    1,189,585
                                                 ----------

PROPERTY AND EQUIPMENT, net                         259,175
                                                 ----------

DEFERRED TAX ASSET                                  643,200
                                                 ----------

OTHER ASSETS
  Intangible assets, net                            318,727
  Investment in Bio Moda, Inc.                      207,335
  Other assets                                       74,042
  Note receivable from officer and shareholder       44,493
                                                 ----------

          Total other assets                        644,597
                                                 ----------


          Total assets                           $2,736,557
                                                 ==========

  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                             $198,186
  Accrued liabilities                                                            18,040
  Current portion of long-term
    obligations                                                                  49,799
  Allowance for loss on contract                                                 92,382
                                                                            -----------

          Total current liabilities                                             358,407
                                                                            -----------

LONG-TERM PORTION OF LONG-TERM
  DEBT AND CAPITAL LEASE OBLIGATION                                              48,080

CONVERTIBLE DEBENTURES                                                        1,215,677

STOCKHOLDERS' EQUITY
  Capital stock -- Preferred Series A, 7.5%  cumulative,  convertible into common stock at a rate  determined by dividing the purchase  price of the  preferred  shares by the  conversion  price of the common stock;
    $.001 par value; authorized 10,000,000 shares, no shares
    issued or outstanding                                                          --
  Common stock -- Authorized 150,000,000 shares, $.001
    par value; 61,928,175 shares issued and 61,863,075
    shares outstanding                                                           61,928
  Additional paid-in capital                                                  8,322,586
  Deficit accumulated during the development stage                           (7,022,120)
  Treasury stock, at cost                                                       (54,574)
   Notes receivable from officer for exercise of stock options                 (193,427)
                                                                            -----------

          Total stockholders' equity                                          1,114,393
                                                                            -----------

          Total liabilities and stockholders' equity                         $2,736,557
                                                                            ===========

   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                     Years ended December 31, 2000 and 1999
                  and the Period from May 22, 1996 (Inception)
                            through December 31, 2000

                                                                                                                      May 22, 1996
                                                                                                                       (Inception)
                                                                                                                         Through
                                                                                                                       December 31,
                                                                               2000                  1999                 2000
                                                                           ------------          ------------          ------------
Revenues
  Contract revenue                                                             $202,200              $310,345              $762,745

Costs and expenses
  General and administrative                                                  2,340,179             1,952,600             4,912,914
  Contract costs                                                                586,383               468,221             1,327,744
  Research and development                                                      732,029               239,029             1,160,176
                                                                           ------------          ------------          ------------

          Total costs and expenses                                            3,658,591             2,659,850             7,400,834
                                                                           ------------          ------------          ------------

Operating loss                                                               (3,456,391)           (2,349,505)           (6,638,089)
                                                                           ------------          ------------          ------------

Other income (expenses)
  Interest income                                                                18,614                10,865                30,330
  Gain (loss) on marketable
    equity securities                                                             4,191               (26,684)              (29,368)
  Other investment gains                                                         59,784                  --                  59,784
  Loss on Bio Moda, Inc.                                                           --                (108,086)             (176,510)
  Loss on disposal of assets                                                    (10,306)                 --                 (10,306)
  Interest expense                                                             (459,027)             (189,374)             (655,462)
                                                                           ------------          ------------          ------------

          Total other expenses                                                 (386,744)             (313,279)             (781,532)
                                                                           ------------          ------------          ------------

          Net loss before cumulative effect of
            change in accounting principle                                   (3,843,135)           (2,662,784)           (7,419,621)
                                                                           ------------          ------------          ------------

Cumulative effect of change in
  accounting principle                                                             --                 (63,020)              (63,020)

Provision for income tax benefit                                                643,200                  --                 643,200
                                                                           ------------          ------------          ------------

          Net loss                                                          $(3,199,935)          $(2,725,804)          $(6,839,441)
                                                                           ============          ============          ============

Net loss per share before cumulative effect
  of change in accounting principle                                              $(.055)               $(.070)               $(.247)

Cumulative effect of change in
  accounting principle                                                             --                   (.002)                (.002)
                                                                                                 ------------          ------------

Net loss per share                                                               $(.055)              $(0.072)               $(.249)
                                                                           ============          ============          ============

Weighted average shares outstanding                                          58,029,724            37,809,084            27,649,615
                                                                           ============          ============          ============


   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                  For the Period from May 22, 1996 (Inception)
                            through December 31, 2000

                                                                               Common Stock                    Preferred Stock
                                                                       -------------------------      -----------------------------
                                                                                          Par                               Par
                                                                         Shares          Value          Shares             Value
                                                                       -----------      --------      -----------      ------------
Balance, May 22, 1996                                                         --        $   --               --        $
Stock issued to incorporators for cash                                     500,000           500             --                --
Stock issued for the net assets of PLZ Tech, Inc.                        4,500,000         4,500             --                --
Net loss                                                                      --            --               --                --
                                                                       -----------      --------      -----------      ------------

Balance, December 31, 1996                                               5,000,000         5,000             --                --
Stock issued in public offering                                          2,281,212         2,281             --                --
Net loss                                                                      --            --               --                --
                                                                       -----------      --------      -----------      ------------

Balance, December 31, 1997                                               7,281,212         7,281             --                --
Stock issued for cash                                                   10,979,275        10,979             --                --
Stock issued for services                                                2,751,000         2,751             --                --
Stock issued in exchange for note receivable                               315,000           315             --                --
Purchase and retirement of treasury stock                                 (472,200)         (472)            --                --
Net loss                                                                      --            --               --                --
                                                                       -----------      --------      -----------      ------------

Balance, December 31, 1998                                              20,854,287        20,854             --                --
Stock issued for cash                                                    8,681,624         8,682             --                --
Stock issued for services                                               17,094,313        17,094             --                --
Intrinsic value of beneficial conversion feature of notes
  Payable                                                                     --            --               --                --
Fair value of warrants related to notes payable                               --            --               --                --
Purchase and retirement of treasury stock                                 (489,251)         (489)            --                --
Purchase of treasury stock                                                    --            --               --                --
Sale of treasury stock                                                        --            --               --                --
Net loss                                                                      --            --               --                --
                                                                       -----------      --------      -----------      ------------

Balance, December 31, 1999                                              46,140,973        46,141             --                --
Stock issued for cash                                                      782,000           782              710                 1
Stock issued for services                                                3,955,202         3,955             --                --
Purchase of treasury stock                                                    --            --               --                --
Sale of treasury stock                                                        --            --               --                --
Exercise of stock options for notes receivable                           1,850,000         1,850             --                --
Amortization of discount on convertible preferred stock                       --            --               --                --
Exercise of preferred stock conversion feature                           9,200,000         9,200             --                --
Issuance of convertible debentures                                            --            --               --                --
Exchange of preferred stock for convertible debentures                        --            --               (710)               (1)
Net loss                                                                      --            --               --                --
                                                                       -----------      --------      -----------      ------------

Balance, December 31, 2000                                              61,928,175       $61,928             --        $       --
                                                                       ===========      ========      ===========      ============

                 Treasury Stock                                      Equity (Deficit)
        ------------------------------------                                                     Notes
                                                   Additional           During the             Receivable              Total
                                                     Paid-In            Development              From               Stockholders'
              Shares               Cost              Capital               Stage                Officer                Equity
        ------------------    --------------     --------------    --------------------    ------------------    ------------------
                         -       $         -        $         -        $             -         $            -        $           -
                         -                 -             24,500                      -                      -               25,000
                         -                 -            281,096                      -                      -              285,596
                         -                 -                  -               (76,902)                      -             (76,902)
        ------------------    --------------     --------------    --------------------    ------------------    ------------------

                         -                 -            305,596               (76,902)                      -              233,694
                         -                 -            362,720                      -                      -              365,001
                         -                 -                  -               (84,690)                      -             (84,690)
        ------------------    --------------     --------------    --------------------    ------------------    ------------------

                         -                 -            668,316              (161,592)                      -              514,005
                         -                 -          1,281,728                      -                      -            1,292,707
                         -                 -            293,719                      -                      -              296,470
                         -                 -             28,685                      -                      -               29,000
                         -                 -           (39,913)                      -                      -             (40,385)
                         -                 -                  -              (752,111)                      -            (752,111)
        ------------------    --------------     --------------    --------------------    ------------------    ------------------

                         -                 -          2,232,535              (913,703)                      -            1,339,686
                         -                 -            855,101                      -                      -              863,783
                         -                 -          1,469,320                      -                      -            1,486,414

                         -                 -            174,610                      -                      -              174,610
                         -                 -            125,000                      -                      -              125,000
                         -                 -           (10,643)                      -                      -             (11,132)
                 (229,000)          (41,760)                  -                      -                      -             (41,760)
                    85,000            11,130             24,334                      -                      -               35,464
                         -                 -                  -            (2,725,804)                      -          (2,725,804)
        ------------------    --------------     --------------    --------------------    ------------------    ------------------

                 (144,000)          (30,630)          4,870,257            (3,639,507)                      -            1,246,261
                         -                 -          1,012,710                      -                      -            1,013,493
                         -                 -          1,726,197                      -                      -            1,730,152
                  (63,500)          (46,486)                  -                      -                      -             (46,486)
                   142,400            22,542             54,771                      -                      -               77,313
                        -                 -             220,150                      -             (193,427)                28,573
                        -                 -             159,677                      -                      -              159,677
                        -                 -             533,678                      -                      -              542,878
                        -                 -             263,830                      -                      -              263,830
                        -                 -           (417,101)              (224,678)                      -            (641,780)
                        -                 -           (101,583)                 42,000                      -             (59,583)
                        -                 -                   -            (3,199,935)                      -          (3,199,935)
        ------------------    --------------     --------------    --------------------    ------------------    ------------------
                  (65,100)       $  (54,574)        $ 8,322,586        $   (7,022,120)         $   (193,427)         $   1,114,393
        ==================    ==============     ==============    ====================    ==================    ==================

   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                     Years ended December 31, 2000 and 1999
                  and the Period from May 22, 1996 (Inception)
                            through December 31, 2000

                                                                                                                        May 22, 1996
                                                                                                                        (Inception)
                                                                                                                          Through
                                                                                                                        December 31,
                                                                                   2000                1999                2000
                                                                                -----------         -----------         -----------
Cash flows from operating activities
  Net loss                                                                      $(3,199,935)        $(2,725,804)        $(6,847,695)
  Adjustments to reconcile net loss to net cash
    provided by operating activities
      Provision for deferred tax asset                                             (643,200)               --              (643,200)
      Intrinsic value of conversion features                                        466,728                --               466,728
      Depreciation                                                                   80,572              87,755             275,098
      Amortization                                                                   26,747                --                26,747
      Write-off of organization costs                                                  --                63,020              63,020
      Amortization of discounts on
        convertible notes                                                           159,677             135,532             295,209
      (Gain) loss on marketable securities                                           (4,191)             26,684              29,368
      Loss on disposal of assets                                                     10,306                --                10,306
      Loss on Bio Moda, Inc.                                                           --               108,086             176,510
      Issuance of common stock for services                                       1,730,152           1,486,414           3,513,036
      Issuance of notes for services                                                   --                50,000              50,000
      Increase (decrease) in excess of costs and earnings
        over billings on uncompleted contract                                      (112,327)           (310,345)           (672,872)
      Increase (decrease) in other receivables                                         --               (22,477)            (79,874)
      Increase (decrease) in inventory                                                 --               (35,293)            (35,293)
      Increase (decrease) in allowance for loss
        on contract                                                                  20,837              71,545              92,382
      Increase (decrease) in accrued liabilities
        and accounts payable                                                        135,846              44,967             224,479
      Other non-cash expenses                                                        33,447                --                33,447
      Accrued interest                                                               30,667                --                30,667
                                                                                -----------         -----------         -----------

          Net cash provided by (used in)
            operating activities                                                 (1,264,674)         (1,019,916)         (2,991,937)
                                                                                -----------         -----------         -----------

Cash flows from investing activities
  Purchase of equipment                                                             (39,903)           (133,824)           (352,243)
  Investment in Bio Moda, Inc.                                                         --               (25,000)           (383,845)
  Sale of marketable securities                                                      40,665                --                40,665
  Purchase of marketable securities                                                    --                  --               (70,034)
  Increase in certificate of deposits                                                (2,844)            (54,582)           (107,426)
  Purchase of other assets                                                         (136,705)             (9,650)           (233,132)
  Redemption of (investment in) Wizard Technologies                                  65,000             (65,000)               --
                                                                                -----------         -----------         -----------

          Net cash provided by (used in)
            investing activities                                                    (73,787)           (288,056)         (1,106,015)
                                                                                -----------         -----------         -----------


   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS - CONTINUED

                     Years ended December 31, 2000 and 1999
                  and the Period from May 22, 1996 (Inception)
                            through December 31, 2000

                                                                                                                        May 22, 1996
                                                                                                                        (Inception)
                                                                                                                          Through
                                                                                                                        December 31,
                                                                                  2000                1999                 2000
                                                                              -----------          -----------          -----------
Cash flows from financing activities
  Additions to notes payable                                                       50,000              478,050              622,776
  Payments on notes payable and capital
    lease obligations                                                             (50,532)             (30,658)            (172,108)
  Issuance of capital stock                                                     1,013,493              863,783            3,559,984
  Collection of notes receivable from officer                                      28,573                 --                 28,573
  Sale of treasury stock                                                           77,313               35,464              112,777
  Purchase of treasury stock                                                      (46,486)             (52,892)            (129,763)
  Proceeds from issuance of convertible preferred stock                           485,000                 --                485,000
                                                                              -----------          -----------          -----------

          Net cash provided by financing activities                             1,557,361            1,293,747            4,507,239
                                                                              -----------          -----------          -----------

          NET INCREASE (DECREASE) IN CASH                                         218,900              (14,225)             409,287

Cash and cash equivalents, beginning of period                                    190,387              204,612                 --
                                                                              -----------          -----------          -----------

Cash and cash equivalents, end of period                                      $   409,287          $   190,387          $   409,287
                                                                              ===========          ===========          ===========

Advanced Optics Electronics, Inc.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000


               NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

Description of Business

Advanced Optics Electronics, Inc. (the Company) is a developmental stage technology company with its principal focus on the development and production of large-scale flat panel displays. The Company is currently continuing its research and development of this product. Upon substantial


   The accompanying notes are an integral part of these financial statements.

completion of the research and development of the large flat panel display, the Company plans to make the transition from a developmental stage company to selling and producing this product. The market for the large-scale flat panel displays will include advertising billboards, flat panel computer monitors, and cockpit displays. The Company plans to focus on producing and selling the large-scale flat panel displays for outdoor advertising billboards.

The Company has obtained a contract to produce two outdoor advertising billboards using its flat panel display technology. This is the first commercial application of the Company's technology. The success of the Company will depend on its ability to commercialize its technology and complete this contract. As of December 31, 2000, completion of this contract was behind schedule.

While management believes the contract will ultimately be completed, there can be no certainty that this will be accomplished because the technology has not yet been used in a commercial application. In addition, the Company may be required to obtain additional capital in order to fund the completion of the contract.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid instruments with original maturities of three months or less. The Company's cash deposits are maintained in local branches of national financial institutions and are insured by the Federal Deposit Insurance Corporation up to $100,000 at each institution. Cash balances may from time to time exceed these insurance limits, but management believes the Company is not exposed to any risk of loss from these deposits.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2000


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

    Revenue and Cost Recognition

    The Company recognizes revenue on its contract in process using the percentage-of-completion method of accounting, which is based on the proportion of the contract cost incurred to the estimated total contract cost. Costs incurred and estimated earnings in excess of billings represent the revenue recognized that has not yet been billed.

    Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, overhead, equipment depreciation, and interest.

    The contract to produce two outdoor advertising billboards totals $1.7 million, with $885,000 assigned to the first unit. An estimated loss of approximately $565,000 from production of the first unit has been recognized through December 31, 2000. The Company's estimated cost to complete as of December 31, 2000 is $122,255 which is expected to be funded with cash, billings on the contract and contributed capital.

    In accordance with the contract, the Company will bill the customer when certain milestones are met. Billings and collections through December 31, 2000 have totaled $89,873.

    Adjustments to the original estimates of total contract revenues, total contract costs, and the extent of progress toward completion are often required as work progresses under the contract, and as experience is gained, even though the scope of the work may not change. The nature of accounting for contracts is such that refinements of the estimating process for continuously changing conditions and new developments are a characteristic of the process. Accordingly, provisions for losses on contracts are made in the period in which they become evident under the percentage-of-completion method. It is at least reasonably possible that the estimate of completion costs for this contract will be further revised in the near-term.

    Investment

    As of December 31, 2000, the Company owned 16.4% of the outstanding common stock of Bio Moda, Inc., an unconsolidated investment accounted for using the cost method. Prior to December 31, 1999, the Company's ownership was sufficient for the investment to be accounted for using the equity method.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2000


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

    Investment-Continued

    The carrying value of the investment as of December 31, 2000 is the original investment cost adjusted by the Company's proportionate interest in losses reported by the investee through December 31, 1999.

    Property, Plant and Equipment

    Property, plant and equipment are carried at cost. Repair and maintenance costs are charged against income as incurred. Asset additions, renewals and betterments are capitalized at cost and depreciated using the straight-line method over estimated useful lives ranging from 3 to 15 years.

    Other Assets

    Intangible assets are carried at historical cost, net of accumulated amortization. Patents are amortized on a straight-line basis over their estimated useful lives of 17 years. Goodwill is amortized over 40 years. Debt origination costs are amortized over 3 years.

    Certain assets previously classified as inventory are no longer used in the Company's on-going production processes, and are held for sale. Management estimates that the net realizable value of these items exceeds their carrying value as of December 31, 2000.

    Research and Development Costs

    Research and development costs are expensed as incurred.

    Income Taxes

    The Company accounts for income taxes using the liability method, under which, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has recorded a deferred tax benefit relating to its incurrance of operating losses since inception. A valuation allowance has been provided due to uncertainty regarding realizability of the tax asset.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2000


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

    Loss Per Share

    Loss per share is computed on the basis of the weighted average number of common shares outstanding during the period and did not include the effect of potential common stock as their inclusion would reduce loss per share. The numerator for the computation is the net loss and the denominator is the weighted average shares of common stock outstanding. Certain options and warrants outstanding were not included in the computation of loss per share because their inclusion would reduce loss per share.

    Use of Estimates

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

    Stock-Based Compensation

    The Company has elected to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and to furnish the proforma disclosures required by Statement on Financial Accounting Standards No. 123, Accounting for Stock Based Compensation. See
    note 10.

    Reclassifications

    Certain reclassifications have been made to 1999 information to conform to the 2000 presentation.

    Comprehensive Income

    In 2000 and 1999, the Company had no changes in equity which constituted components of other comprehensive income.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2000


NOTE 2.  NOTES RECEIVABLE

    Notes receivable at December 31, 2000, consist of the following:

     Due from officer                                               $29,493
     Note receivable from former shareholder,
       interest at 8% and due on demand                              15,000
                                                                    -------
                                                                    $44,493
                                                                    =======


    The Company also has notes receivable from an officer totaling $193,427 which bear interest at 10% per annum, and are due in 2003. These notes were received as consideration upon exercise of stock options.


NOTE 3.  INVESTMENTS

    As of December 31, 2000, the Company owned 879,707 or 16.4% of the 5,373,858 outstanding shares of Bio Moda, Inc. The Company's interest in Bio Moda has declined from 22% in 1998 to its present level, as Bio Moda has issued additional shares in the course of its financing activities. As of December 31, 2000, the Company had options to purchase an additional 187,000 shares at .485 cents per share.

    Bio Moda, Inc. is a development stage company involved primarily in the development of technology for the early detection of lung cancer. As a development stage company, Bio Moda, Inc. has not had any revenues and, as of December 31, 2000, was in the process of conducting clinical trials.

    There is currently no active market for the common stock of Bio Moda, Inc. The ultimate value of the Company's investment in Bio Moda, Inc. will depend on its ability to complete its research and either commercialize or sell its proprietary technology.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2000


NOTE 3.  INVESTMENTS - CONTINUED

    The investment in Bio Moda, Inc. is accounted for using the cost method. A summary of the investment is as follows:

     Original cost                                               $ 383,845
     Share of net loss                                            (134,010)
     Amortization of excess of cost
       over book value                                             (42,500)
                                                                 ---------
     Carrying value of investment in Bio Moda, Inc.              $ 207,335
                                                                 =========


    In August 1999, the Company issued 200,000 shares of its common stock to Wizard Technologies, Inc. for $88,580. The Company then purchased a 10 percent ownership in Wizard for $65,000 with the proceeds. During the quarter ending March 31, 2000, the Company sold all of its shares of Wizard's common stock to Wizard for its original investment of $65,000.


NOTE 4.  LONG-TERM OBLIGATIONS

    As of December 31, 2000, the Company's long-term obligations were as follows:

     Notes  payable  to a  financial  institution,
     due in  monthly  payments aggregating  $3,221
     through October 2003, bearing interest at bank
     prime rate plus 1.5%,  collateralized  by
     operating  equipment and a vehicle                            $80,276

                           Capital lease obligation                 17,603
                                                                   -------
                                                                    97,879

                             Less:  Current portion                (49,799)
                                                                   -------
                                                                   $48,080
                                                                   =======

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2000


NOTE 4.  LONG-TERM OBLIGATIONS - CONTINUED

    The Company is  obligated  under a long-term  capital  lease which  requires
    monthly   minimum  lease   payments  of  $2,810  through  May  2001.  As  of
    December 31, 2000, the leased equipment has a net book value of $50,850.

    Future principle payments on long-term obligations for the years ending December 31, are as follows:

                  2001                              $49,799
                  2002                               31,496
                  2003                               16,584
                                                    -------
                                                    $97,879
                                                    =======


NOTE 5.  CONVERTIBLE DEBENTURES

    On June 3, 1999, the Company issued $500,000 in convertible notes which bear interest at an annual rate of 8 percent and mature (principal and interest) on May 31, 2001. Effective August 1, 1999, the notes were convertible into shares of common stock at a 25 percent discount to the closing bid price of a share of common stock at the time of conversion or the time of exercise. The notes were issued in exchange for $430,000 in cash, $50,000 in legal services and $20,000 in commissions. The commissions have been capitalized as debt origination costs and are being amortized over the life of the notes. The notes are unsecured.

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

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2000


NOTE 5.  CONVERTIBLE DEBENTURES - CONTINUED

    A significant contingency required by the aforementioned convertible note and warrant agreements is the registration of the underlying shares with the Securities and Exchange Commission. The Company is to use its best efforts to register these shares and is in the process of preparing the registration statement.

    On June 12, 2000, the Company entered into an agreement that modified the convertible notes agreement entered into on June 3, 1999. The result of the modified agreement was the issuance of 9,200,000 shares of the Company's common stock upon conversion of the convertible notes plus accrued interest through June 12, 2000, which totaled $542,878. This transaction constituted a conversion of the outstanding convertible notes, and as such, $40,058 of unamortized intrinsic value of the conversion feature was charged to interest expense during the quarter. In addition, the modified agreement voided the related 12,500,000 detachable warrants, and, as a result, the unamortized discount of $72,917 on the estimated fair market value of $125,000 for the warrants was charged to interest expense during the quarter.

    On September 15, 2000, the Company entered into an agreement to issue a total of $10,000,000 in convertible notes which bear interest at an annual rate of 8 percent. The Company has authorized the initial sale of $2,000,000 of the convertible notes, and has entered into a structured facility with purchasers in which the purchasers shall be obligated to purchase the remaining $8,000,000 of convertible notes. The Company's right to require the Purchasers to purchase notes commences on the actual effective date of the registration of the Company's securities in an amount equal to the securities that would be convertible upon issuance of the notes. The related agreement provides for a limit on the amount of obligation notes that the Company may require the Purchasers to purchase in a given month.

    On September 15, 2000, the Company issued $500,000 of the initial $2,000,000 in convertible notes which bear interest at an annual rate of 8 percent and mature (principal and interest) on September 15, 2003. Effective as of the issuance date, the notes are convertible into shares of common stock at the lesser of a 25 percent discount to the average of the three lowest closing bid prices during the thirty trading days prior to the issue date of this note and a 20 percent discount to the average of the three lowest closing bid prices for the ninety trading days prior to the conversion date. The notes were issued in exchange for $430,000 in cash, $20,000 in legal services and $50,000 in commissions. The commissions have been capitalized as debt origination costs and are being amortized over the life of the notes. The notes are unsecured.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2000


NOTE 5.  CONVERTIBLE DEBENTURES - CONTINUED

    The intrinsic value of the conversion feature of the principal and accrued interest was estimated to be $238,830. This has been recorded as an increase in paid-in capital and a discount to the convertible notes payable, with related amortization being charged to interest expense. The discount is being amortized over a one-year period, which is management's estimate of time before any conversion will be exercised. The convertible notes also include detachable warrants for the purchase of 500,000 shares of common stock. Management has estimated the fair market value of these warrants at $25,000 and recorded this amount as an increase in paid-in capital and a discount to the convertible notes payable. The discount is being amortized over the three-year life of the notes.

    A significant contingency required by the aforementioned convertible notes is the registration of the underlying shares with the Securities and Exchange Commission. The Company is to use its best efforts to register these shares and the registration statement has been filed.

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

    The intrinsic value of the conversion feature of the principal and accrued interest was estimated to be $227,898. The convertible debentures also include detachable warrants for the purchase of 71,000 shares of common stock. Management has estimated the fair market value of these warrants at $3,550.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2000


NOTE 6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's carrying values and methodologies for estimating the fair values of its financial instruments are as follows:

        Cash, cash equivalents, and certificates of deposit, costs and estimated loss in excess of billings on uncompleted contract, and accounts payable. The carrying amounts reported in the accompanying balance sheet approximate fair values.

        Notes receivable. Management estimates that the carrying amounts are reasonable estimates of their fair values.

        Long-term obligations. Notes payable to bank have variable rates that reflect currently available terms for similar debt, and accordingly the carrying values are reasonable estimates of their fair values. Due to the short-term maturity of the capital lease, management estimates that the carrying value approximates its fair value.

        Convertible debentures. Management estimates the carrying values to approximate their fair values.

        Notes receivable from officer. Management estimates these notes to be fully collectible, and that the carrying values are reasonable estimates of their fair values.

    The carrying amounts and fair values of the Company's financial instruments as of December 31, 2000 are as follows:

                                                                   Estimated
                                                     Carrying        Fair
                                                      Amount         Value
                                                   ----------    -----------

     Cash and cash equivalents                     $  409,287    $  409,287
     Certificates of deposit                          107,426       107,426
     Costs and estimated loss in excess
       of billings on uncompleted contract            672,872       672,872
     Notes receivable                                  44,493        44,493
     Accounts payable                                 198,186       198,186
     Long-term obligations                             97,879        97,879
     Convertible debentures                         1,215,677     1,215,677
     Notes receivable from officer                    193,427       193,427

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2000

NOTE 7.  INCOME TAXES

     The Company has recorded a deferred tax asset in the amount of $643,200, net of a valuation allowance on $2,316,800, reflecting the expected benefit of approximately $7,400,000 in net operating loss carryforwards which expire in varying amounts between 2016 through 2020. Realization of this asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced or increased in the near term if estimates of future taxable income during the carryforward period are revised.


NOTE 8.  OPERATING LEASES

     The Company occupies administrative, engineering, and manufacturing facilities under operating leases which expire in February 2002. The leases call for aggregate minimum monthly lease payments of $4,225. Lease expense totaled $48,975 and $34,600 in 2000 and 1999, respectively, and $97,209 in the period from May 22, 1996 (inception) through December 31, 2000.

    Future minimum lease payments under the long-term operating lease are as follows:

                     2001                        $50,700
                     2002                          8,450
                                                 -------

                                                 $59,150


NOTE 9.  EQUITY TRANSACTIONS

    The Company was initially capitalized through the issuance of 500,000 shares for $25,000 in cash. In November 1996, the Company issued 4,500,000 shares in exchange for the outstanding shares of PLZ Tech, Inc. The transaction was accounted for as a purchase and net assets of $285,596, consisting primarily of patents and equipment, were recorded. In previous financial statements, the Company did not present unclaimed shares resulting from the merger with PLZ Tech, Inc. as outstanding shares. In the accompanying 1997 and prior financial statements the number of shares outstanding has been restated to include these shares.

    During 1997, the Company issued 2,281,212 shares of stock in a public offering, primarily for cash.

    During 1998, the Company repurchased 472,200 of its outstanding stock in exchange for $10,000 in notes receivable and $20,385 in cash in various transactions. This stock was subsequently retired.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2000


NOTE 9.  EQUITY TRANSACTIONS - CONTINUED

    The Company also issued 9,274,811 shares of common stock in exchange for $1,292,707 in cash, net of sales commissions and other direct costs. Certain of these sales included price maintenance agreements resulting in the issuance of an additional 1,704,464 shares of stock in 1998.

    In 1998, the Company issued 2,751,000 shares of common stock in exchange for services from contractors, officers and others. These shares were valued at the estimated fair market value for similar issuances of stock and amounted to $296,470. The Company also issued 315,000 shares to an officer in exchange for a note receivable of $29,000. The note bears interest at the rate of 7 percent with interest due semiannually and the principal due July 2001.

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

    During the quarter ending March 31, 2000, the Company sold 782,000 shares of its common stock for $368,495 in cash, and issued 1,791,733 shares of its common stock for services from contractors, officers and others, which were valued at $1,120,233. The value of the services is included in the costs and expenses on the Statements of Operations.

    Also during this quarter, the Company sold 25,000 shares of its treasury stock for $49,770 and repurchased 6,500 shares for $7,683. The repurchased shares have been recorded at cost.

    On March 14, 2000, the Company issued 550 shares of its Series A convertible preferred stock for $550,000. Related finders fees and attorney fees were $65,000, and were netted against the proceeds for a net increase in cash and equity of $485,000. Effective June 14, 2000, the shares were convertible into shares of common stock at the lesser of 110 percent of the closing bid price of a share of common stock on March 13, 2000 or 77.5 percent of the average of the five lowest closing bid prices for the common stock for the twenty trading days immediately preceding the conversion date.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2000


NOTE 9.  EQUITY TRANSACTIONS - CONTINUED

    Management estimated the intrinsic value of the conversion feature to be $159,677. This has been recorded as an increase in paid-in capital and a discount to the convertible preferred stock, with related amortization being charged to retained earnings as constructive dividends. The discount is being amortized over a 90-day period, which is the period from the date of issuance to the point at which the preferred shares can be converted to common shares. The convertible preferred stock also includes detachable warrants for the purchase of 55,000 shares of common stock at a purchase price per share equal to 110 percent of the closing bid price for the common stock on the closing date (March 8, 2000). The warrants expire on March 8, 2005. The detachable warrants have not been valued in the accompanying financial statements, as management estimates their fair market value to be immaterial.

    During the quarter ended June 30, 2000, the Company issued 1,247,970 shares of its common stock for services from contractors, officers and others, which were valued at $385,429. The value of the services is included in the costs and expenses on the Statements of Operations. The Company also repurchased 44,000 shares of its outstanding common stock for $33,817 in cash. These shares remained in treasury at June 30, 2000, and have been recorded at cost.

    Also during this quarter, an officer of the Company exercised 1,000,000 stock options at a price of $0.12 per share. The Company issued a note receivable to the officer in the amount of $120,000 for the shares. Interest for the first quarter was prepaid.

    During the quarter ended September 30, 2000, the Company issued 300,000 shares of its common stock for services from contractors, officers and others, which were valued at $90,260. The value of the services is included in the costs and expenses on the Statements of Operations. The Company also sold 45,000 shares of its outstanding common stock for $27,543 in cash and repurchased 13,000 shares of its outstanding common stock for $4,986. These shares remained in treasury at September 30, 2000, and have been recorded at cost.

    An officer of the Company exercised 850,000 stock options at a price of $0.12 per share. The Company issued notes receivable to the officer in the amount of $102,000 for the shares.

    Also, during the quarter the Company issued 160 shares of preferred stock for $160,000 in cash.

    During the quarter ended December 31, 2000, the Company issued 615,500 shares of common stock for services from contractors, officers, and others, valued at $130,275.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2000


NOTE 10.  STOCK PLANS

    On January 4, 1999, the Company established the Incentive Stock Option Plan. Pursuant to the Plan, up to 10,000,000 shares of the Company's common stock may be granted as options to key employees. The shares issued upon exercise of the options may be authorized and unissued shares or shares held by the Company in its treasury. The exercise date of the options is based on the related agreement as approved by the Board of Directors. The Incentive Stock Option Plan expires on January 4, 2009. Options awarded under the Plan have four-year terms and vest ratably over one to two year periods. As of December 31, 2000, there were 6,175,000 shares available under the Plan for future awards.

    The Company applies APB Opinion No. 25 in its accounting for the Plan, and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123, the Company's net loss and loss per share would have been increased to the proforma amounts indicated as follows:

                                          2000            1999            1998
                                      ------------    ------------    ----------
     Net loss, as reported            $(3,199,935)    $(2,725,804)    $(752,111)
     Proforma net loss                 (3,575,534)     (2,940,633)     (752,111)

     Loss per share, as reported           (0.055          (0.072        (0.055)
     Proforma loss per share               (0.061   1      (0.078        (0.055)

    The fair value of each option grant for the above proforma disclosure is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividends of $0 per year; expected volatility of 42.3 percent; risk-free interest rate of 6.0 percent; and expected lives of four years.

    During the year ended December 31, 2000, the Company granted 5,825,000 stock options to certain key employees, cancelled and replaced 2,775,000 options, and had 2,000,000 options exercised, resulting in total stock options granted and unexercised of 3,825,000 as of December 31, 2000. The shares issued upon exercise of the options may be authorized and unissued shares or shares held by the Company in its treasury. The exercise date of options granted is based upon the related agreement as approved by the Board of Directors.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2000


NOTE 10.  STOCK PLANS - CONTINUED

    The Company also issued Stock Purchase Warrants to key employees. The total number of "warrant shares" issued under these agreements was 3,425,000 shares, exercisable at any time until they expire on June 15, 2004. The price established for the shares ranges from $0.15 to $0.41 per share.

    A summary of the common stock option and warrant activity for employees, directors and officers is as follows:

                                                         Weighted
                                            Warrants     Average
                                              and        Exercise
                                            Options       Prices     Exercisable
                                           ---------      ------     -----------

     Balance, December 31, 1997              153,954     $0.58          153,954
     Balance, December 31, 1998              153,954      0.58          153,954

          Granted                          6,900,000      0.16
          Expired                           (153,954)     0.58
                                           ---------

     Balance, December 31, 1999            6,900,000      0.16        6,185,000
                                                                      =========

          Cancelled                       (2,775,000)     0.72
          Replacement                      2,775,000      0.34
          Granted                          6,200,000      0.72
          Exercised                       (2,000,000)     0.12
                                           ---------

     Balance, December 31, 2000           11,100,000      0.27        9,517,500
                                          ==========                  =========

    The option price established for the shares upon exercise ranges from $0.12 to $0.34 per share, and expire through October 2004.