Form 10QSB
period 2001-03-31
ADVANCED OPTICS ELECTRONICS INC
filed 2001-05-15
CIK 1020657

U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended: March 31, 2001


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

The number of issuer's shares of Common Stock outstanding as of March 31, 2001 was 63,323,881

  Transitional Small Business Disclosure Format (check one): Yes _____ No __X__

                         FINANCIAL STATEMENTS AND REPORT
                            OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS'

                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 March 31, 2001

                                 C O N T E N T S



                                                                            Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC
  ACCOUNTANTS..................................................................1

FINANCIAL STATEMENTS

     BALANCE SHEET.............................................................2

     STATEMENTS OF OPERATIONS..................................................3

     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY..............................4

     STATEMENTS OF CASH FLOWS................................................5-6

     NOTES TO FINANCIAL STATEMENTS..........................................7-20

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Advanced Optics Electronics, Inc.

We have reviewed the accompanying balance sheet of Advanced Optics Electronics, Inc. (A Development Stage Company), as of March 31, 2001, and the related statements of operations, changes in stockholders' equity and cash flows for the three months then ended. These financial statements are the responsibility of the Company's management. The financial statements of Advanced Optics Electronics, Inc. for the three months ended March 31, 2000 were reviewed by other auditors whose report dated April 20, 2000 stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles. The financial statements for the 1996, 1997, 1998, and 1999 portions of the period from May 22, 1996 (inception) through December 31, 1999 were audited by other auditors, whose reports dated February 18, 2000 and February 5, 1998 expressed unqualified opinions on those statements.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.


                                        Atkinson & Co., Ltd.

Albuquerque, New Mexico
May 12, 2001

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                                 BALANCE SHEET
                                   (Unaudited)

                                 March 31, 2001


                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                               $   225,018
  Certificates of deposit                                                      52,935
  Costs and estimated earnings in excess of
    billings on uncompleted contract                                          672,872
                                                                          -----------
          Total current assets                                                950,825
                                                                          -----------

PROPERTY AND EQUIPMENT, net                                                   244,508
                                                                          -----------

DEFERRED TAX ASSET                                                            643,200
                                                                          -----------

OTHER ASSETS
  Intangible assets, net                                                      309,997
  Investment in Bio Moda, Inc.                                                207,335
  Other assets                                                                 64,292
  Note receivable from officer and shareholder                                 44,493
                                                                          -----------
          Total other assets                                                  626,117
                                                                          -----------
            Total assets                                                  $ 2,464,650
                                                                          ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                        $   166,761
  Accrued liabilities                                                          32,487
  Current portion of long-term
    obligations                                                                36,205
  Allowance for loss on contract                                              119,315
                                                                          -----------
          Total current liabilities                                           354,768
                                                                          -----------

LONG-TERM PORTION OF LONG-TERM
  DEBT AND CAPITAL LEASE OBLIGATION                                            37,842

CONVERTIBLE DEBENTURES                                                      1,290,677

STOCKHOLDERS' EQUITY
  Capital stock - Preferred Series A, 7.5% cumulative, convertible into common stock at a rate determined by dividing the purchase price of the preferred shares by the conversion price of the common stock;
    $.001 par value; authorized 10,000,000 shares, no shares
    issued or outstanding                                                        --
  Common stock - Authorized 150,000,000 shares, $.001
    par value; 63,403,175 shares issued and 63,320,775
    shares outstanding                                                         63,403
  Additional paid-in capital                                                8,314,681
  Deficit accumulated during the development stage                         (7,345,513)
  Treasury stock, at cost                                                     (57,781)
   Notes receivable from officer for exercise of stock options               (193,427)
                                                                          -----------
          Total stockholders' equity                                          781,363
                                                                          -----------
          Total liabilities and stockholders' equity                      $ 2,464,650
                                                                          ===========


    The accompanying notes are an integral part of this financial statement.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

               For the Three Months ended March 31, 2001 and 2000
                  and the period from May 22, 1996 (Inception)
                             through March 31, 2001


                                                                                                    May 22, 1996
                                                                                                    (Inception)
                                                                                                      Through
                                                                  2001               2000          March 31, 2001
                                                              ------------       ------------       ------------
Revenues
  Contract revenue                                            $       --         $     34,039       $    762,745
                                                              ------------       ------------       ------------

Costs and expenses
  General and administrative                                       313,859          1,206,669          5,226,773
  Contract costs                                                   125,000            111,886          1,452,744
  Research and development                                          78,202            133,967          1,238,378
                                                              ------------       ------------       ------------

          Total costs and expenses                                 517,061          1,452,522          7,917,895
                                                              ------------       ------------       ------------

Operating loss                                                    (517,061)        (1,418,483)        (7,155,150)
                                                              ------------       ------------       ------------

Other income (expenses)
  Interest income                                                    7,195              2,293             37,525
  Unrealized gain (loss) on marketable equity securities              --                7,655            (29,368)
  Other investment gains                                              --                 --               59,784
  Loss on Bio Moda, Inc.                                              --              (16,222)          (176,510)
  Gain (loss) on disposal of assets                                  6,000               --               (4,306)
  Interest expense                                                  (2,205)           (76,581)          (657,668)
                                                              ------------       ------------       ------------

          Total other income (expenses)                             10,990            (82,855)          (770,543)
                                                              ------------       ------------       ------------

          Net loss before cumulative effect of
            change in accounting principle                        (506,071)        (1,501,338)        (7,925,693)

Cumulative effect of change in
  accounting principle                                                --                 --              (63,020)

Provision for income tax benefit                                      --                 --              643,200
                                                              ------------       ------------       ------------

          Net loss                                            $   (506,071)      $ (1,501,338)      $ (7,345,513)
                                                              ============       ============       ============

Net loss per share before cumulative effect
  of change in accounting principle                           $      (.008)      $      (.031)      $     (0.249)

Cumulative effect of change in accounting principle                   --                 --                (.002)
                                                              ------------       ------------       ------------

Net loss per share                                            $      (.008)      $      (.031)      $     (0.249)
                                                              ============       ============       ============

Weighted average shares outstanding                             62,665,675         48,153,762         29,492,566
                                                              ============       ============       ============


    The accompanying notes are an integral part of this financial statement.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

       For the period from May 22, 1996 (inception) through March 31, 2001


                                                                           Common Stock                   Preferred Stock
                                                                  -----------------------------         -------------------

                                                                                         Par                           Par
                                                                     Shares             Value           Shares        Value
                                                                  -----------          --------         ------        -----
Balance, May 22, 1996                                                    --            $   --            --            $--
Stock issued to incorporators for cash                                500,000               500          --             --
Stock issued for the net assets of PLZ Tech, Inc.                   4,500,000             4,500          --             --
Net loss                                                                 --                --            --             --
                                                                  -----------          --------          ----          ---

Balance, December 31, 1996                                          5,000,000             5,000          --             --
Stock issued in public offering                                     2,281,212             2,281          --             --
Net loss                                                                 --                --            --             --
                                                                  -----------          --------          ----          ---

Balance, December 31, 1997                                          7,281,212             7,281          --             --
Stock issued for cash                                              10,979,275            10,979          --             --
Stock issued for services                                           2,751,000             2,751          --             --
Stock issued in exchange for note receivable                          315,000               315          --             --
Purchase and retirement of treasury stock                            (472,200)             (472)         --             --
Net loss                                                                 --                --            --             --
                                                                  -----------          --------          ----          ---

Balance, December 31, 1998                                         20,854,287            20,854          --             --
Stock issued for cash                                               8,681,624             8,682          --             --
Stock issued for services                                          17,094,313            17,094          --             --
Intrinsic value of beneficial conversion feature of notes
  payable                                                                --                --            --             --
Fair value of warrants related to notes payable                          --                --            --             --
Purchase and retirement of treasury stock                            (489,251)             (489)         --             --
Purchase of treasury stock                                               --                --            --             --
Sale of treasury stock                                                   --                --            --             --
Net loss                                                                 --                --            --             --
                                                                  -----------          --------          ----          ---

Balance, December 31, 1999                                         46,140,973            46,141          --             --
Stock issued for cash                                                 782,000               782           710            1
Stock issued for services                                           3,955,202             3,955          --             --
Purchase of treasury stock                                               --                --            --             --
Sale of treasury stock                                                   --                --            --             --
Exercise of stock options for notes receivable                      1,850,000             1,850          --             --
Amortization of discount on convertible preferred stock                  --                --            --             --
Exercise of preferred stock conversion feature                      9,200,000             9,200          --             --
Issuance of convertible debentures                                       --                --            --             --
Exchange of preferred stock for convertible debentures                   --                --            (710)          (1)
                                                                  -----------          --------          ----          ---
Net loss                                                                 --                --            --             --
                                                                  -----------          --------          ----          ---

Balance, December 31, 2000                                         61,928,175            61,928          --             --
Stock issued for services                                           1,475,000             1,475          --             --
Purchase of treasury stock                                               --                --            --             --
Net loss                                                                 --                --            --             --
                                                                  -----------          --------          ----          ---

Balance, March 31, 2001                                            63,403,175          $ 63,403          --            $--
                                                                  ===========          ========          ====          ===


            Treasury Stock
     --------------------------                             Equity (Deficit)         Notes
                                          Additional           During the          Receivable           Total
                                           Paid-In            Development             From           Stockholders'
      Shares             Cost              Capital               Stage              Officer             Equity
     --------          --------          -----------          -----------          ---------          -----------
         --            $   --            $      --            $      --            $    --            $        00
         --                --                 24,500                 --                 --                 25,000
         --                --                281,096                 --                 --                285,596
         --                --                   --                (76,902)              --                (76,902)
     --------          --------          -----------          -----------          ---------          -----------

         --                --                305,596              (76,902)              --                233,694
         --                --                362,720                 --                 --                365,001
         --                --                   --                (84,690)              --                (84,690)
     --------          --------          -----------          -----------          ---------          -----------

         --                --                668,316             (161,592)              --                514,005
         --                --              1,281,728                 --                 --              1,292,707
         --                --                293,719                 --                 --                296,470
         --                --                 28,685                 --                 --                 29,000
         --                --                (39,913)                --                 --                (40,385)
         --                --                   --               (752,111)              --               (752,111)
     --------          --------          -----------          -----------          ---------          -----------

         --                --              2,232,535             (913,703)              --              1,339,686
         --                --                855,101                 --                 --                863,783
         --                --              1,469,320                 --                 --              1,486,414

         --                --                174,610                 --                 --                174,610
         --                --                125,000                 --                 --                125,000
         --                --                (10,643)                --                 --                (11,132)
     (229,000)          (41,760)                --                   --                 --                (41,760)
       85,000            11,130               24,334                 --                 --                 35,464
         --                --                   --             (2,725,804)              --             (2,725,804)
     --------          --------          -----------          -----------          ---------          -----------

     (144,000)          (30,630)           4,870,257           (3,639,507)              --              1,246,261
         --                --              1,012,710                 --                 --              1,013,493
         --                --              1,726,197                 --                 --              1,730,152
      (63,500)          (46,486)                --                   --                 --                (46,486)
      142,400            22,542               54,771                 --                 --                 77,313
         --                --                220,150                 --             (193,427)              28,573
         --                --                159,677                 --                 --                159,677
         --                --                533,678                 --                 --                542,878
         --                --                263,830                 --                 --                263,830
         --                --               (641,779)                --                 --               (641,780)
         --                --                (59,583)                --                 --                (59,583)
         --                --                   --             (3,199,935)              --             (3,199,935)
     --------          --------          -----------          -----------          ---------          -----------

      (65,100)          (54,574)           8,139,908           (6,839,442)          (193,427)           1,114,393
         --                --                174,773                 --                 --                176,248
      (17,300)           (3,207)                --                   --                 --                 (3,207)
         --                --                   --               (506,071)              --               (506,071)
     --------          --------          -----------          -----------          ---------          -----------

      (82,400)         $ 57,781)         $ 8,314,681          $(7,345,513)         $(193,427)         $   781,363
     ========          ========          ===========          ===========          =========          ===========


   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

               For the Three Months ended March 31, 2001 and 2000
                  and the Period from May 22, 1996 (Inception)
                             through March 31, 2001


                                                                                             May 22, 1996
                                                                                             (Inception)
                                                                                               Through
                                                              2001             2000         March 31, 2001
                                                           ---------       -----------       -----------
Cash flows from operating activities
  Net loss                                                 $(506,071)      $(1,501,338)      $(7,353,766)
  Adjustments to reconcile net loss to net cash
    provided by operating activities
      Provision for deferred tax asset                          --                --            (643,200)
      Intrinsic value of conversion features                    --                --             466,728
      Amortization and depreciation expense                   28,373            27,630           330,218
      Write off of organization costs                           --                --              63,020
      Amortization of discounts on convertible
        notes                                                   --              70,691           295,209
      Unrealized (gain) loss on marketable securities           --              (7,655)           29,368
      Gain (loss) on disposal of assets                       (6,000)             --               4,306
      Loss on Bio Moda, Inc.                                    --              16,222           176,510
      Issuance of common stock for services                  176,248         1,120,233         3,689,284
      Issuance of notes for services                            --                --              50,000
      Increase in excess of costs and earnings over
        billings on uncompleted contract                        --             (34,039)         (672,872)
      (Increase) decrease in other assets                      9,750              (131)          (70,124)
      Increase (decrease) in inventory                          --               6,000           (35,293)
      Increase in allowance for loss on contract              26,933            18,039           119,315
      Increase (decrease) in accrued liabilities
        and accounts payable                                 (16,978)          (50,751)          207,501
      Other non-cash expenses                                   --              31,030            33,447
      Accrued interest                                          --                --              30,667
                                                           ---------       -----------       -----------

          Net cash provided by (used in)
            operating activities                            (287,745)         (304,069)       (3,279,682)
                                                           ---------       -----------       -----------


   The accompanying notes are an integral part of these financial statements.

                       Advanced Optics Electronics, Inc.
                         (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS - CONTINUED
                                  (Unaudited)

               For the Three Months ended March 31, 2001 and 2000
                  and the Period from May 22, 1996 (Inception)
                             through March 31, 2001


                                                                                             May 22, 1996
                                                                                             (Inception)
                                                                                               Through
                                                              2001             2000         March 31, 2001
                                                           ---------       -----------       -----------
Cash flows from investing activities
  Purchase of equipment                                      (22,126)          (31,886)         (374,369)
  Investment in Bio Moda, Inc.                                  --                --            (383,845)
  Sale of marketable securities                                 --                --              40,665
  Purchase of marketable securities                             --             (28,883)          (70,034)
  (Increase) decrease in certificate of deposits              54,491           (51,655)          (52,935)
  Proceeds from sale of equipment                             23,800              --              23,800
  Purchase of other assets                                       650              --            (233,782)
  Redemption of sale of Wizard Technologies, Inc.               --              65,000              --
                                                           ---------       -----------       -----------

          Net cash provided by (used in)
            investing activities                              55,515           (47,424)       (1,050,500)
                                                           ---------       -----------       -----------

Cash flows from financing activities
  Additions to notes payable                                    --                --             622,776
  Payments on notes payable and capital
    lease obligations                                        (23,832)          (15,097)         (195,940)
  Issuance of capital stock                                     --             853,493         3,559,984
  Collection of officer notes                                   --                --              28,573
  Sale of treasury stock                                        --              49,770           112,777
  Purchase of treasury stock                                  (3,207)           (7,683)         (132,970)
  Proceeds from issuance of convertible
    debenture                                                 75,000              --             560,000
                                                           ---------       -----------       -----------

          Net cash provided by financing activities           47,961           880,483         4,555,200
                                                           ---------       -----------       -----------

          NET INCREASE (DECREASE) IN CASH                   (184,269)          528,990           225,018

Cash and cash equivalents, beginning of period               409,287           190,387              --
                                                           ---------       -----------       -----------

Cash and cash equivalents, end of period                   $ 225,018       $   719,377       $   225,018
                                                           =========       ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                       Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                 March 31, 2001


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

Notes to Interim Financial Statements

The interim financial data is unaudited, however in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim period. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's March 31, 2001 Form 10-QSB. This quarterly report should be read in conjunction with such annual report.

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

The Company has obtained a contract to produce two outdoor advertising billboards using its flat panel display technology. This is the first commercial application of the Company's technology. The success of the Company will depend on its ability to commercialize its technology and complete this contract. As of March 31, 2001, completion of this contract was behind schedule.

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

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                                 March 31, 2001


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

The contract to produce two outdoor advertising billboards totals $1.7 million, with $885,000 assigned to the first unit. An estimated loss of approximately $690,000 from production of the first unit has been recognized through March 31, 2001. The Company's estimated cost to complete as of March 31, 2001 is $122,255 which is expected to be funded with cash, billings on the contract and contributed capital.

In accordance with the contract, the Company will bill the customer when certain milestones are met. Billings and collections through March 31, 2001 have totaled $89,873.

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

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                                 March 31, 2001


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Investment

As of March 31, 2001, the Company owned 16.4% of the outstanding common stock of Bio Moda, Inc., an unconsolidated investment accounted for using the cost method. Prior to December 31, 1999, the Company's ownership was sufficient for the investment to be accounted for using the equity method.

The carrying value of the investment as of March 31, 2001 is the original investment cost adjusted by the Company's proportionate interest in losses reported by the investee through December 31, 1999.

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

Certain assets previously classified as inventory are no longer used in the Company's on-going production processes, and are held for sale. Management estimates that the net realizable value of these items exceeds their carrying value as of March 31, 2001.

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

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                                 March 31, 2001


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

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                                 March 31, 2001


NOTE 2. NOTES RECEIVABLE

Notes receivable at March 31, 2001, consist of the following:

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

NOTE 3. INVESTMENTS

As of March 31, 2001, the Company owned 879,707 or 16.4% of the 5,373,858 outstanding shares of Bio Moda, Inc. The Company's interest in Bio Moda has declined from 22% in 1998 to its present level, as Bio Moda has issued additional shares in the course of its financing activities. As of March 31, 2001, the Company had options to purchase an additional 187,000 shares at .485 cents per share.

Bio Moda, Inc. is a development stage company involved primarily in the development of technology for the early detection of lung cancer. As a development stage company, Bio Moda, Inc. has not had any revenues and, as of March 31, 2001, was in the process of conducting clinical trials.

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
                                                                 =========

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                                 March 31, 2001


NOTE 4. LONG-TERM OBLIGATIONS

As of March 31, 2001, the Company's long-term obligations were as follows:

     Notes payable to a financial institution,
       due in monthly payments aggregating
       $3,221 through October 2003, bearing
       interest at bank prime rate plus 1.5%,
       collateralized by operating equipment
       and a vehicle                                              $ 71,056

     Capital lease obligation                                        2,991
                                                                  --------
                                                                    74,047

     Less:  Current portion                                        (36,205)
                                                                  --------
                                                                  $ 37,842
                                                                  ========

The Company is obligated under a long-term capital lease which requires monthly minimum lease payments of $2,810 through May 2001. As of March 31, 2001, the leased equipment has a net book value of $29,762.

Future principal payments on long-term obligations for the years ending March 31, are as follows:

      2002                                                          $36,205
      2003                                                           28,056
      2004                                                            9,786
                                                                    -------
                                                                    $74,047
                                                                    =======

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                                 March 31, 2001


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

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                                 March 31, 2001


NOTE 5. CONVERTIBLE DEBENTURES - CONTINUED

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

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                                 March 31, 2001


NOTE 5. CONVERTIBLE DEBENTURES - CONTINUED

On November 7, 2000, the Company entered into an agreement that modified the outstanding convertible preferred agreements entered into on March 8, 2000 and August 2, 2000. The new agreement resulted in the exchange of outstanding preferred stock plus additional consideration for the Company's 7.5 percent convertible debentures due November 7, 2003. The total amount of the debentures is $740,667, including accrued interest of $30,667. The debentures are convertible into shares of common stock at the lesser of the stocks closing price on March 8, 2000 and 77.5 percent of the average of the five lowest closing bid prices for 20 days before November 2, 2000.

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

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                                 March 31, 2001


NOTE 6. FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

The carrying amounts and fair values of the Company's financial instruments as of March 31, 2001 are as follows:

                                                                  Estimated
                                                  Carrying          Fair
                                                   Amount           Value
                                                 ----------      ----------
     Cash and cash equivalents                   $  225,018      $  225,018
     Certificates of deposit                         52,935          52,935
     Costs and estimated loss in excess
       of billings on uncompleted contract          672,872         672,872
     Notes receivable                                44,493          44,493
     Accounts payable                               166,761         166,761
     Long-term obligations                           74,047          74,047
     Convertible debentures                       1,290,677       1,290,677
     Notes receivable from officer                  193,427         193,427

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


NOTE 8. OPERATING LEASES

The Company occupies administrative, engineering, and manufacturing facilities under operating leases which expire in February 2002. The leases call for aggregate minimum monthly lease payments of $4,225. Lease expense totaled $12,675 and $11,200 for the quarter ended March 31, 2001 and 2000, respectively, and $109,884 in the period from May 22, 1996 (inception) through March 31, 2001.

Future minimum lease payments under the long-term operating lease are $46,475 through February 2002.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                                 March 31, 2001


NOTE 9. EQUITY TRANSACTIONS

The Company was initially capitalized through the issuance of 500,000 shares for $25,000 in cash. In November 1996, the Company issued 4,500,000 shares in exchange for the outstanding shares of PLZ Tech, Inc. The transaction was accounting for as a purchase, with assets acquired and liabilities assumed recorded at their book values, determined in accordance with generally accepted accounting principles. Intangible assets of PLZ Tech acquired in the purchase transaction were carried at historical book values. Research and development costs of PLZ Tech were expensed as incurred. In previous financial statements, the Company did not present unclaimed shares resulting from the merger with PLZ Tech, Inc. as outstanding shares. In the accompanying 1997 and prior financial statements the number of shares outstanding has been restated to include these shares.

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

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                                 March 31, 2001


NOTE 9. EQUITY TRANSACTIONS - CONTINUED

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

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                                 March 31, 2001


NOTE 9. EQUITY TRANSACTIONS - CONTINUED

Also, during the quarter the Company issued 160 shares of preferred stock for $160,000 in cash.

During the quarter ended December 31, 2001, the Company issued 615,500 shares of common stock for services from contractors, officers, and others, valued at $130,275.

During the quarter ended March 31, 2001, the Company issued 1,475,000 shares of common stock for services from contractors, officers, and others, valued at $176,248.

Also,  during  the  quarter  the  Company   repurchased  17,300  shares  of  its
outstanding stock for $3,207 in cash.

NOTE 10. STOCK PLANS

On January 4, 1999, the Company established the Incentive Stock Option Plan. Pursuant to the Plan, up to 10,000,000 shares of the Company's common stock may be granted as options to key employees. The shares issued upon exercise of the options may be authorized and unissued shares or shares held by the Company in its treasury. The exercise date of the options is based on the related agreement as approved by the Board of Directors. The Incentive Stock Option Plan expires on January 4, 2009. Options awarded under the Plan have four-year terms and vest ratably over one to two year periods. As of March 31, 2001, there were 6,175,000 shares available under the Plan for future awards. No stock options were issued during the three-month period ended March 31, 2001.

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

                                                Years ended December 31,
                                           2000           1999          1998
                                       -----------    -----------    ---------
     Net loss, as reported             $(3,199,935)   $(2,725,804)   $(752,111)
     Proforma net loss                  (3,575,534)    (2,940,633)    (752,111)

     Loss per share, as reported            (0.055)        (0.072)      (0.055)
     Proforma loss per share                (0.061)        (0.078)      (0.055)

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                                 March 31, 2001


NOTE 10. STOCK PLANS - CONTINUED

The fair value of each option grant for the above proforma disclosure is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividends of $0 per year; expected volatility of 42.3 percent; risk-free interest rate of 6.0 percent; and expected lives of four years.

Total stock options granted and unexercised were 3,825,000 as of March 31, 2001. The shares issued upon exercise of the options may be authorized and unissued shares or shares held by the Company in its treasury. The exercise date of options granted is based upon the related agreement as approved by the Board of Directors.

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

A summary of the common stock option and warrant activity for employees, directors and officers is as follows:

                                                        Weighted
                                          Warrants      Average
                                            and         Exercise
                                          Options        Prices     Exercisable
                                         ----------      ------      ----------

      Balance, December 31, 1997            153,954      $ 0.58         153,954
      Balance, December 31, 1998            153,954        0.58         153,954

        Granted                           6,900,000        0.16
        Expired                            (153,954)       0.58
                                         ----------

      Balance, December 31, 1999          6,900,000        0.16       6,185,000
                                                                     ==========

        Cancelled                        (2,775,000)       0.72
        Replacement                       2,775,000        0.34
        Granted                           6,200,000        0.72
        Exercised                        (2,000,000)       0.12
                                         ----------

      Balance, December , 2000           11,100,000        0.27       9,517,500
                                                                     ==========

      Balance, March 31, 2001            11,100,000        0.27      10,361,250
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

     o    Works with all image file formats and digital video editors

     o    Secure Internet or WAN communications

     o    WEB-based status monitoring

     o    Provides time, temperature and other dynamic content inserts

The Company was organized as a Nevada corporation on May 22, 1996. On November 7, 1996, the Company acquired the business and patents of PLZTech, a company involved in the development of flat panel displays. Our operating activities have related primarily to the initial planning and development of our product and building our operating infrastructure. We have completed, tested, and measured the performance of, our prototype and are currently in the manufacturing process of our production model.

We expect our principal source of revenue to be derived from sales of our electronic display product. To date we have recognized limited revenue, but we have developed a functioning prototype and we anticipate sales by the third quarter 2001. The company has set the price for its units at $395,000 and $1,490,000 respectively for its 2 meter x 3 meter and its 3 meter x 8 meter flat panel displays.

The company has completed a marketing film that is being distributed on a national and international basis. The recipients who receive this film are institutional investors and qualified potential buyers of the flat panel displays.

Our operating expenses have increased significantly since our inception, and the rate of increase has risen since last year. This is due to increased engineering and management staff and investments in operating infrastructure. Since our inception we have incurred significant losses and, as of March 31, 2001, had an accumulated deficit of $7,345,513.

RESULTS OF CONTINUING OPERATIONS

Due  to  our  limited  operating  history,  we  believe  that   period-to-period
comparisons of our results of operations are not fully meaningful and should not be relied upon as an indication of future performance.

Comparison of the Three-Month Periods Ended March 31, 2001 and 2000

Revenue. Since our inception, we have been in the development stage and have had only limited revenue. Revenues decreased to $0 in the first quarter of 2001 from $34,039 in the first quarter of 2000.

Product Development. Product development expenses consist primarily of personnel expenses, consulting fees and depreciation of the equipment associated with the development and enhancement of our flat panel displays. Research development and technical costs decreased to $78,202 in the first quarter of 2001 from $133,967 in the first quarter of 2000. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to increase significantly in future periods. We expense product development costs as they are incurred.

General and Administrative. General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel, general corporate activities, and the depreciation and amortization of office furniture and leasehold improvements. General and administrative costs decreased to $313,859 in the first quarter of 2001 from $1,206,669 in the first quarter of 2000. The decrease was primarily due to increased duties handled by in-house personnel and a reduction in professional service fees and expenses. Due to the growth of our business and continuing expansion of our staff, we expect general and administrative costs to increase in the future. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

Other Income (Expense). Other income (expense) consists of interest and other income and expense. Interest income increased to $7,195 in the first quarter of 2001 from $2,293 in the first quarter of 2000. The increase in interest income was due to an increase in our average net cash and cash equivalents balance.

Depreciation increased slightly to $28,373 in the first quarter of 2001 from $27,630 in the first quarter of 2000 due to the additions of some equipment.

                         LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through the private placement of equity securities. As of March 31, 2001 we have raised net proceeds of $4,555,200.

Advanced Optics Electronics, Inc. has filed a registration statement, and a subsequent amendment, on form SB2 related to common shares underlying the Company's convertible debenture financings.

We have also utilized equipment loans and capital lease financing. As of March 31, 2001 we have a balance of $55,668 on the equipment loans and $2,991 on the capital lease.

In August 1998 Advanced Optics Electronics, Inc. entered into a lease agreement for the financing of equipment for the development of its flat panel display systems. The Company is required to repay the $101,000 in equal monthly payments of the lease. Monthly payments on the lease are approximately $2,850. The term of the lease is 3 years and is backed by the credit of the Company.

The Company's holding in BioModa, Inc will provide additional liquidity. BioModa is a biomedical development company. The Company's ownership of BioModa, as of March 31, 2001 was approximately 16%. No immediate family members of officers or directors of Advanced Optics Electronics, Inc. are securities holders of BioModa with the exception of Harold Herman, who is a director of Advanced Optics Electronics, Inc. and a small minority shareholder in BioModa.

During the quarter ended March 31, 2001 $11,733 was spent for the purchase of equipment. Product development expenditures were $78,202 for the quarter ended March 31, 2001. Funds for operations, product development and capital expenditures were provided from the sale of securities and cash reserves. As of March 31, 2001, we had approximately $277,953 of cash and cash equivalents.

Management believes that sales of securities, cash reserves and contract revenue will provide adequate liquidity and capital resources to meet the anticipated development stage requirements through the end of the third quarter 2001. At that time it is anticipated that sales of flat panel displays will begin and contribute to operating revenues. It is anticipated that these sales will provide the additional capital resources to fund the proportionately higher working capital requirements of production and sales initiatives. The Company currently has no other significant commitments for capital expenditures in 2001.

                           PART II. OTHER INFORMATION

Item 1. Legal proceedings

The Company is not a party to any legal proceeding, the adverse outcome of which, in management's opinion, would have a material adverse effect on the Company's operating results.

Item 2. Changes in securities

During the first quarter of fiscal year 2001 there was a 1,395,705 increase in shares of common stock.

Item 3. Defaults upon senior securities - Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company's security holders during the first quarter of fiscal year 2001.

Item 5. Other Information - Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

27.1     Financial Data Schedule

(b)  Reports on Form 8-K

A report was filed on Form 8-K related to the Company's Change of Certifying Accountant. The date of the report was March 19, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report on Form 10QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Dated: May 14, 2001

                                        ADVANCED OPTICS ELECTRONICS, INC.


                                        BY:  /s/  John J. Cousins
                                             ----------------------------------
                                             John J. Cousins
                                             Vice President of Finance
                                             (Principal Accounting Officer)


                                        BY:  /s/  Leslie S. Robins
                                             ----------------------------------
                                             Leslie S. Robins
                                             Executive Vice President
                                             (Principal Executive Officer)