Form 10QSB
period 2001-06-30
ADVANCED OPTICS ELECTRONICS INC
filed 2001-08-20
CIK 1020657

U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2001

                           Commission file No.0-24511

                        ADVANCED OPTICS ELECTRONICS, INC.
           (Name of small business issuer as specified in its charter)

         Nevada                                       88-0365136
 (State of incorporation)                  (IRS Employer Identification No.)

           8301 Washington NE, Suite 5, Albuquerque, New Mexico 87113 (Address of principal executive offices including zip code)

Issuer's telephone number:                               (505) 797-7878

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---   ---

The number of issuer's shares of Common Stock outstanding as of June 30, 2001 was 65,819,285

    Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                  ---   ---

                         FINANCIAL STATEMENTS AND REPORT
                            OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS'

                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  June 30, 2001

--------------------------------------------------------------------------------

                                 C O N T E N T S



                                                                       Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC
  ACCOUNTANTS ............................................................1

FINANCIAL STATEMENTS

     BALANCE SHEET........................................................2

     STATEMENTS OF OPERATIONS...........................................3-4

     STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT........................5

     STATEMENTS OF CASH FLOWS...........................................6-9

     NOTES TO FINANCIAL STATEMENTS....................................10-24

--------------------------------------------------------------------------------

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Advanced Optics Electronics, Inc.

We have reviewed the accompanying balance sheet of Advanced Optics Electronics, Inc. (A Development Stage Company), as of June 30, 2001, and the related statements of operations, changes in stockholders' deficit and cash flows for the quarter and six month period then ended. These financial statements are the responsibility of the Company's management. The financial statements of Advanced Optics Electronics, Inc. for the quarter and six month period ended June 30, 2000 were reviewed by other auditors whose report dated July 17, 2000 stated that they were not aware of any material modifications that should be made to those statements, before restatement, in order for them to be in conformity with generally accepted accounting principles in the United States of America. The financial statements for the 1998, and 1999 portions of the period from May 22, 1996 (inception) through December 31, 1999 were audited by other auditors, whose reports dated February 18, 2000 expressed unqualified opinions on those statements, before restatement.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review and the reports of other accountants, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles in the United States of America.



                                            Atkinson & Co., Ltd.

Albuquerque, New Mexico
August 15, 2001

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

BALANCE SHEET
                                   (Unaudited)

                                  June 30, 2001

                                     ASSETS

     CURRENT ASSETS
       Cash and cash equivalents                                 $   95,039
       Costs and estimated earnings in excess of
         billings on uncompleted contract                         1,320,809
                                                                 ----------

               Total current assets                               1,415,848
                                                                 ----------

     PROPERTY AND EQUIPMENT, net                                    226,316
                                                                 ----------
     OTHER ASSETS
       Intangible assets, net                                       268,229
       Investment in Bio Moda, Inc.                                 207,335
       Other assets                                                  69,413
       Note receivable from officer and shareholder                  44,493
                                                                 ----------

               Total other assets                                   589,470
                                                                 ----------

               Total assets                                      $2,231,634
                                                                 ==========


    The accompanying notes are an integral part of this financial statement.

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


     CURRENT LIABILITIES
       Accounts payable                                                          $   164,939
       Accrued liabilities                                                           103,707
       Current portion of long-term debt                                              34,270
       Allowance for loss on contract                                                690,000
                                                                                 -----------

               Total current liabilities                                             992,916
                                                                                 -----------

     LONG-TERM PORTION OF LONG-TERM DEBT                                              29,028

     CONVERTIBLE DEBENTURES                                                        1,320,677

     STOCKHOLDERS' DEFICIT
       Capital stock - Preferred Series A, 7.5%  cumulative,  convertible into common stock at a rate  determined by dividing the purchase  price of the  preferred  shares by the  conversion  price of the common stock;
         $.001 par value; authorized 10,000,000 shares, no shares
         issued or outstanding                                                            --
       Common stock - Authorized 150,000,000 shares, $.001
         par value; 65,915,585 shares issued and 65,819,285
         shares outstanding                                                           65,892
       Additional paid-in capital                                                  8,457,979
       Deficit accumulated during the development stage                           (8,381,638)
       Treasury stock, at cost                                                       (59,793)
        Notes receivable from officer for exercise of stock options                 (193,427)
                                                                                 -----------

               Total stockholders' deficit                                          (110,987)
                                                                                 -----------

               Total liabilities and stockholders' deficit                       $ 2,231,634
                                                                                 ===========


   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                  For the Quarters ended June 30, 2001 and 2000

                                                                                   2000
                                                                 2001           (Restated)
                                                             ------------      ------------
     Revenues
       Contract revenue                                      $         --      $         --
                                                             ------------      ------------

     Costs and expenses
       General and administrative                                 247,455           572,081
       Research and development                                    74,400           134,660
                                                             ------------      ------------

               Total costs and expenses                           321,855           706,741

     Estimated loss on contract                                        --          (120,000)
                                                             ------------      ------------

     Operating loss                                              (321,855)         (826,741)
                                                             ------------      ------------

     Other income (expenses)
       Interest income                                              8,121             3,407
       Unrealized gain (loss) on marketable
         equity securities                                             --            (5,813)
       Other investment gains                                          --                --
       Loss on Bio Moda, Inc.                                          --           (16,222)
       Gain (loss) on disposal of assets                               --                --
       Interest expense                                           (29,395)         (111,954)
                                                             ------------      ------------

               Total other income (expenses)                      (21,274)         (130,582)
                                                             ------------      ------------

               Net loss before cumulative effect of
                 change in accounting principle                  (343,129)         (957,323)

     Cumulative effect of change in
       accounting principle                                            --                --
                                                             ------------      ------------

               Net loss                                      $   (343,129)     $   (957,323)
                                                             ============      ============

     Net loss per share before cumulative effect
       of change in accounting principle                            (.005)            (.018)

     Cumulative effect of change in accounting principle               --                --
                                                             ------------      ------------

     Net loss per share                                             (.005)            (.018)
                                                             ============      ============

     Weighted average shares outstanding                       64,647,667        52,259,092
                                                             ============      ============

   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                      STATEMENTS OF OPERATIONS - CONTINUED
                                   (Unaudited)

                For the Six Months ended June 30, 2001 and 2000
                  and the period from May 22, 1996 (Inception)
                              through June 30, 2001

                                                                                                     May 22, 1996
                                                                                                      (Inception)
                                                                                        2000            Through
                                                                      2001           (Restated)      June 30, 2001
                                                                  ------------      ------------     -------------
     Revenues
       Contract revenue                                           $         --      $         --      $         --
                                                                  ------------      ------------      ------------

     Costs and expenses
       General and administrative                                      561,314         1,784,949         5,499,024
       Research and development                                        152,602           268,627         1,312,778
                                                                  ------------      ------------      ------------

               Total costs and expenses                                713,916         2,053,576         6,811,802
                                                                  ------------      ------------      ------------

     Estimated loss on contract                                       (125,000)         (197,847)         (690,000)
                                                                  ------------      ------------      ------------

     Operating loss                                                   (838,916)       (2,251,423)       (7,501,802)
                                                                  ------------      ------------      ------------

     Other income (expenses)
       Interest income                                                  15,316             5,700            45,646
       Unrealized gain (loss) on marketable equity securities               --                --           (29,368)
       Other investment gains                                               --             1,842            59,784
       Loss on Bio Moda, Inc.                                               --           (32,444)         (176,510)
       Gain (loss) on disposal of assets                                 6,000                --            (4,306)
       Interest expense                                                (56,600)         (188,535)         (712,062)
                                                                  ------------      ------------      ------------

               Total other income (expenses)                           (35,284)         (213,437)         (816,816)
                                                                  ------------      ------------      ------------

               Net loss before cumulative effect of
                 change in accounting principle                       (874,200)       (2,464,860)       (8,318,618)

     Cumulative effect of change in
       accounting principle                                                 --                --           (63,020)
                                                                  ------------      ------------      ------------

               Net loss                                           $   (874,200)     $ (2,464,860)     $ (8,381,638)
                                                                  ============      ============      ============

     Net loss per share before cumulative effect
       of change in accounting principle                                 (.014)            (.049)            (.266)

     Cumulative effect of change in accounting principle                    --                --           (63,020)
                                                                  ------------      ------------      ------------

     Net loss per share                                                  (.014)            (.049)            (.268)
                                                                  ============      ============      ============

     Weighted average shares outstanding                            63,910,167        50,500,857        31,250,321
                                                                  ============      ============      ============

   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                   (Unaudited)

       For the period from May 22, 1996 (inception) through June 30, 2001

                                                                       Common Stock                     Preferred Stock
                                                               ----------------------------       ----------------------------

                                                                                    Par                                Par
                                                                  Shares           Value            Shares            Value
                                                               -----------      -----------       -----------      -----------
Balance, May 22, 1996                                                   --      $        --                --      $        --
Stock issued to incorporators for cash                             500,000              500                --               --
Stock issued for the net assets of PLZ Tech, Inc.                4,500,000            4,500                --               --
Net loss                                                                --               --                --               --
                                                               -----------      -----------       -----------      -----------
Balance, December 31, 1996                                       5,000,000            5,000                --               --
Stock issued for cash and services                               2,281,212            2,281                --               --
Net loss                                                                --               --                --               --
                                                               -----------      -----------       -----------      -----------
Balance, December 31, 1997                                       7,281,212            7,281                --               --
Stock issued for cash                                           10,979,275           10,979                --               --
Stock issued for services                                        2,751,000            2,751                --               --
Stock issued in exchange for note receivable                       315,000              315                --               --
Purchase and retirement of treasury stock                         (472,200)            (472)               --               --
Net loss                                                                --               --                --               --
                                                               -----------      -----------       -----------      -----------
Balance, December 31, 1998                                      20,854,287           20,854                --               --
Stock issued for cash                                            8,681,624            8,682                --               --
Stock issued for services                                       17,094,313           17,094                --               --
Intrinsic value of beneficial conversion feature
  of notes payable                                                      --               --                --               --
Fair value of warrants related to notes payable                         --               --                --               --
Purchase and retirement of treasury stock                         (489,251)            (489)               --               --
Purchase of treasury stock                                              --               --                --               --
Sale of treasury stock                                                  --               --                --               --
Net loss                                                                --               --                --               --
                                                               -----------      -----------       -----------      -----------
Balance, December 31, 1999                                      46,140,973           46,141                --               --
Stock issued for cash                                              782,000              782               710               1
Stock issued for services                                        3,955,202            3,955                --               --
Purchase of treasury stock                                              --               --                --               --
Sale of treasury stock                                                  --               --                --               --
Exercise of stock options for notes receivable                   1,850,000            1,850                --               --
Amortization of discount on convertible preferred stock                 --               --                --               --
Exercise of preferred stock conversion feature                   9,200,000            9,200                --               --
Issuance of convertible debentures                                      --               --                --               --
Exchange of preferred stock for convertible debentures                  --               --              (710)             (1)
                                                               -----------      -----------       -----------      -----------
Net loss                                                                --               --                --               --
                                                               -----------      -----------       -----------      -----------
Balance, December 31, 2000                                      61,928,175           61,928                --               --
Stock issued for services                                        1,475,000            1,475                --               --
Purchase of treasury stock                                              --               --                --               --
Net loss                                                                --               --                --               --
                                                               -----------      -----------       -----------      -----------
Balance, March 31, 2001                                         63,403,175           63,403                --               --
Stock issued for services                                        1,835,000            1,835                --               --
Stock issued for cash                                              676,205              653                --               --
Stock issued upon debt conversion                                  301,205              301                --               --
Purchase of treasury stock                                              --               --                --               --
Cancellation of shares                                            (300,000)            (300)               --               --
Net loss                                                                --               --                --               --
                                                               -----------      -----------       -----------      -----------
Balance, June 30, 2001                                          65,915,585      $    65,892                --      $        --
                                                               ===========      ===========       ===========      ===========

   The accompanying notes are an integral part of these financial statements.

           Treasury Stock
     --------------------------                           Equity (Deficit)       Notes
                                         Additional         During the         Receivable            Total
                                          Paid-In           Development           From           Stockholders'
       Shares           Cost              Capital              Stage             Officer            Deficit
     ---------       ----------         -----------       ---------------       ---------        -------------
                     $       --         $        --         $        --         $      --         $        --
            --               --              24,500                  --                --              25,000
            --               --             281,096                  --                --             285,596
            --               --                  --             (76,902)               --             (76,902)
     ---------       ----------         -----------         -----------         ---------         -----------
            --               --             305,596             (76,902)               --             233,694
            --               --             362,720                  --                --             365,001
            --               --                  --             (84,690)               --             (84,690)
     ---------       ----------         -----------         -----------         ---------         -----------
            --               --             668,316            (161,592)               --             514,005
            --               --           1,281,728                  --                --           1,292,707
            --               --             293,719                  --                --             296,470
            --               --              28,685                  --                --              29,000
            --               --             (39,913)                 --                --             (40,385)
            --               --                  --            (752,111)               --            (752,111)
     ---------       ----------         -----------         -----------         ---------         -----------
            --               --           2,232,535            (913,703)               --           1,339,686
            --               --             855,101                  --                --             863,783
            --               --           1,469,320                  --                --           1,486,414

            --               --             174,610                  --                --             174,610
            --               --             125,000                  --                --             125,000
            --               --             (10,643)                 --                --             (11,132)
      (229,000)         (41,760)                 --                  --                --             (41,760)
        85,000           11,130              24,334                  --                --              35,464
            --               --                  --          (2,725,804)               --          (2,725,804)
     ---------       ----------         -----------         -----------         ---------          ----------
      (144,000)         (30,630)          4,870,257          (3,639,507)               --           1,246,261
            --               --           1,012,710                  --                --           1,013,493
            --               --           1,726,197                  --                --           1,730,152
       (63,500)         (46,486)                 --                  --                --             (46,486)
       142,400           22,542              54,771                  --                --              77,313
            --               --             220,150                  --          (193,427)             28,573
            --               --             159,677                  --                --             159,677
            --               --             533,678                  --                --             542,878
            --               --             263,830                  --                --             263,830
            --               --            (641,780)                 --                --            (641,781)
            --               --             (59,583)                 --                --             (59,583)
            --               --                  --          (3,867,931)               --          (3,867,931)
     ---------       ----------         -----------         -----------         ---------         -----------
       (65,100)         (54,574)          8,139,907          (7,507,438)         (193,427)            446,396
            --               --             174,773                  --                --             176,248
       (17,300)          (3,207)                 --                  --                --              (3,207)
            --               --                  --            (531,071)               --            (531,071)
     ---------       ----------         -----------         -----------         ---------         -----------
       (82,400)         (57,781)          8,314,680          (8,038,509)         (193,427)             88,366
            --               --             131,203                  --                --             133,038
            --               --              39,347                  --                --              40,000
            --               --              19,699                  --                --              20,000
       (13,900)          (2,012)                 --                  --                --              (2,012)
            --               --             (46,950)                 --                --             (47,250)
            --               --                  --            (343,129)               --            (343,129)
     ---------       ----------         -----------         -----------         ---------         -----------
     $ (96,300)        $(59,793)        $ 8,457,979         $(8,381,638)        $(193,427)        $  (110,987)
     =========       ==========         ===========         ===========         =========         ===========

   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                  For the quarters ended June 30, 2001 and 2000

                                                           2001         2000
                                                        ---------    ---------
Cash flows from operating activities
  Net loss                                              $(343,129)   $(957,323)
  Adjustments to reconcile net loss to net cash used in operating activities

       Interest on convertible debentures                  25,000           --
       Intrinsic value of conversion features                  --           --
      Amortization and depreciation expense                42,777       43,755
      Write off of organization costs                          --           --
      Amortization of discounts on convertible
        notes                                                  --      112,976
      Unrealized (gain) loss on marketable securities          --        5,813
      Gain (loss) on disposal of assets                        --           --
      Loss on Bio Moda, Inc.                                   --       16,222
      Issuance of common stock for services                85,588      385,429
      Issuance of notes for services                           --           --
      Marketable equity securities                             --         (158)
      Other receivables                                        --           --
      Accrued liabilities and accounts payable                 --           --
      Increase in costs in excess of
        billings on uncompleted contract                  (77,252)      (1,588)
      (Increase) decrease in other assets                  (5,121)          --
      Increase (decrease) in inventory                         --           --
      Increase in allowance for loss on contract               --       38,673
      Increase (decrease) in accrued liabilities
        and accounts payable                               69,597        3,352
      Other non-cash expenses                                  --           --
      Accrued interest                                         --           --
                                                        ---------    ---------

          Net cash used in operating activities          (202,540)    (352,849)
                                                        ---------    ---------


   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS - CONTINUED
                                   (Unaudited)

                  For the quarters ended June 30, 2001 and 2000


                                                           2001         2000
                                                        ---------     ---------
Cash flows from investing activities
  Purchase of equipment                                    (1,610)      (15,076)
  Investment in Bio Moda, Inc.                                 --            --
  Sale of marketable securities                                --        33,817
  Purchase of marketable securities                            --            --
  (Increase) decrease in certificate of deposits           52,935        53,057
  Proceeds from sale of equipment                              --            --
  Purchase of other assets                                 (6,003)           --
  Redemption of sale of Wizard Technologies, Inc.              --            --
                                                        ---------     ---------

     Net cash provided by investing activities             45,322        71,798
                                                        ---------     ---------

Cash flows from financing activities
  Additions to notes payable                                   --            --
  Payments on notes payable and capital
    lease obligations                                     (10,749)      (11,382)
  Issuance of capital stock                                40,000            --
  Collection of officer notes                                  --            --
  Sale of treasury stock                                       --            --
  Purchase of treasury stock                               (2,012)      (33,817)
  Proceeds from issuance of convertible
    debenture                                                  --            --
                                                        ---------     ---------

          Net cash provided (used) by
            financing activities                           27,239       (45,199)
                                                        ---------     ---------

          NET INCREASE (DECREASE) IN CASH                (129,979)     (326,250)

Cash and cash equivalents, beginning of period            225,018       719,377
                                                        ---------     ---------

Cash and cash equivalents, end of period                $  95,039     $ 393,127
                                                        =========     =========

                  NON CASH INVESTING AND FINANCING TRANSACTIONS

During the quarter ended June 30, 2001, $20,000 of debentures were converted into 301,205 shares of the Company's common stock.


   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS - CONTINUED
                                   (Unaudited)

                For the Six months ended June 30, 2001 and 2000
                  and the Period from May 22, 1996 (Inception)
                             through June 30, 2001

                                                                                         May 22, 1996
                                                                                          (Inception)
                                                                                            Through
                                                            2001            2000         June 30, 2001
                                                          ---------      -----------     -------------
Cash flows from operating activities
  Net loss                                                $(874,200)     $(2,464,860)     $(8,381,638)
  Adjustments to reconcile net loss to net cash
    used in operating activities

       Interest on convertible debentures                    50,000               --           50,000
       Intrinsic value of conversion features                    --               --          466,728
      Amortization and depreciation expense                  71,150           77,584          397,791
      Write off of organization costs                            --               --           63,020
      Amortization of discounts on convertible notes             --          183,667          295,209
      Unrealized (gain) loss on marketable securities            --           (1,842)          29,368
      Gain (loss) on disposal of assets                      (6,000)              --            4,306
      Loss on Bio Moda, Inc.                                     --           32,444          176,510
      Issuance of common stock for services                 261,836        1,505,662        3,774,872
      Issuance of notes for services                             --               --           50,000
      Increase in costs in excess of billings on
        uncompleted contract                               (175,320)         (35,627)      (1,320,809)
      Marketable equity securities                               --             (289)              --
      (Increase) decrease in other assets                     4,629               --          (75,246)
      Increase (decrease) in inventory                           --            6,000          (35,293)
      Increase in allowance for loss on contract            125,000           56,712          690,000
      Increase in other receivables                              --           31,030               --
      Increase (decrease) in accrued liabilities
        and accounts payable                                 52,620          (47,399)         268,846
      Other non-cash expenses                                    --               --           33,447
      Accrued interest                                           --               --           30,667
                                                          ---------      -----------      -----------

          Net cash provided by used in
            operating activities                           (490,285)        (656,918)      (3,482,222)
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

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS - CONTINUED
                                   (Unaudited)

                For the Six months ended June 30, 2001 and 2000
                  and the Period from May 22, 1996 (Inception)
                             through June 30, 2001

                                                                                     May 22, 1996
                                                                                      (Inception)
                                                                                        Through
                                                           2001           2000       June 30, 2001
                                                        ---------      ---------     -------------
Cash flows from investing activities
  Purchase of equipment                                   (23,736)       (46,962)        (375,979)
  Investment in Bio Moda, Inc.                                 --             --         (383,845)
  Sale of marketable securities                                --         33,817           40,665
  Purchase of marketable securities                            --        (28,883)         (70,034)
  (Increase) decrease in certificate of deposits          107,426          1,402               --
  Proceeds from sale of equipment                          23,800             --           23,800
  Purchase of other assets                                 (6,653)            --         (239,785)
  Redemption of sale of Wizard Technologies, Inc.              --         65,000               --
                                                        ---------      ---------      -----------

          Net cash provided by (used in)
            investing activities                          100,837         24,374       (1,005,178)
                                                        ---------      ---------      -----------

Cash flows from financing activities
  Additions to notes payable                                   --             --          622,776
  Payments on notes payable and capital
    lease obligations                                     (34,581)       (26,479)        (206,689)
  Issuance of capital stock                                40,000        853,493        3,599,984
  Collection of officer notes                                  --             --           28,573
  Sale of treasury stock                                       --         49,770          112,777
  Purchase of treasury stock                               (5,219)       (41,500)        (134,982)
  Proceeds from issuance of convertible
    preferred stock                                            --             --          485,000
  Proceeds from issuance of convertible
    debenture                                              75,000             --           75,000
                                                        ---------      ---------      -----------

          Net cash provided by financing activities        75,200        835,284        4,582,439
                                                        ---------      ---------      -----------

          NET INCREASE (DECREASE) IN CASH                (314,248)       202,740           95,039

Cash and cash equivalents, beginning of period            409,287        190,387               --
                                                        ---------      ---------      -----------

Cash and cash equivalents, end of period                $  95,039      $ 393,127      $    95,039
                                                        =========      =========      ===========

                  NON CASH INVESTING AND FINANCING TRANSACTIONS

During the six month period ended June 30, 2001, $20,000 of debentures were converted into 301,205 shares of the Company's common stock.

   The accompanying notes are an integral part of these financial statements.

Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                  June 30, 2001

         NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

    Notes to Interim Financial Statements

    The interim financial data is unaudited, however in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim period. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's June 30, 2001 Form 10-QSB. This quarterly report should be read in conjunction with such annual report.

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

    The Company has obtained a contract to produce two outdoor advertising billboards using its flat panel display technology. This is the first commercial application of the Company's technology. The success of the Company will depend on its ability to commercialize its technology and complete this contract. As of June 30, 2001, completion of this contract was behind schedule.

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

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                                  June 30, 2001


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

    The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which are based on certain underlying assumptions, including the assumption that the Company will continue as a going concern. The Company is a development stage enterprise and has not yet earned revenues from its planned principal operations and has a net capital deficiency. The Company's entry into its intended operational stage is dependent upon its ability to continue to generate sufficient working capital and to develop a market accepted product line. The accompanying financial statements do not include any adjustments that might result from the resolution of this uncertainty.

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

    Revenue and Cost Recognition

    The Company recognizes revenue on its contract in process using the completed contract method, under which contract revenues and costs are recognized when the contract is completed, with estimated losses recognized when it becomes evident that contract costs will exceed contract revenues. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, overhead, equipment depreciation, and interest.

    The contract to produce two outdoor advertising billboards totals $1.7 million, with $885,000 assigned to the first unit. An estimated loss of approximately $690,000 from production of the first unit has been recognized through June 30, 2001. The Company's estimated cost to complete as of June 30, 2001 is $164,318 which is expected to be funded with cash, billings on the contract and contributed capital.

    In accordance with the contract terms, the anticipated delivery date of the first unit is October 15, 2001. During the contract period, the Company is entitled to bill the customer as the following milestones are met:

                  Completion of board design                $   65,000
                  Production                                   265,000
                  Completion                                   265,000
                  Acceptance after installation                290,000

   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                                  June 30, 2001

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

    Revenue and Cost Recognition - Continued

    Billings and collections through June 30, 2001 have totaled $89,873.

    Adjustments to the original estimates of total contract revenues, total contract costs, and the extent of progress toward completion are often required as work progresses under the contract, and as experience is gained, even though the scope of the work may not change. The nature of accounting for contracts is such that refinements of the estimating process for continuously changing conditions and new developments are a characteristic of the process. Accordingly, provisions for losses on contracts are made in the period in which they become evident. It is at least reasonably possible that the estimate of completion costs for this contract will be further revised in the near-term.

    Investment

    As of June 30, 2001, the Company owned 16.4% of the outstanding common stock of Bio Moda, Inc., an unconsolidated investment accounted for using the cost method. Prior to December 31, 1999, the Company's ownership was sufficient for the investment to be accounted for using the equity method.

    The carrying value of the investment as of June 30, 2001 is the original investment cost adjusted by the Company's proportionate interest in losses reported by the investee through December 31, 1999.

    Property, Plant and Equipment

    Property, plant and equipment are carried at cost. Repair and maintenance costs are charged against income as incurred. Asset additions, renewals and betterments are capitalized at cost and depreciated using the straight-line method over estimated useful lives ranging from 3 to 15 years.

    Other Assets

    Intangible assets are carried at historical cost, net of accumulated amortization. Patents are amortized on a straight-line basis over their estimated useful lives of 8 years. Goodwill is amortized over 10 years. Debt origination costs are amortized over 3 years.

    Certain assets previously classified as inventory are no longer used in the Company's on-going production processes, and are held for sale. Management estimates that the net realizable value of these items exceeds their carrying value as of June 30, 2001.

   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                                  June 30, 2001

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

    Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas requiring estimation are revenue and loss recognition based on the completed contract method, loss allowances, and the valuation of common stock issued for services.

    Stock-Based Compensation

    The Company has elected to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and to furnish the proforma disclosures required by Statement on Financial Accounting Standards No. 123, Accounting for Stock Based Compensation. See
    note 10.

    Comprehensive Income

    In 2001 and 2000, the Company had no changes in equity which constituted components of other comprehensive income.

   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                                  June 30, 2001

NOTE 2.  NOTES RECEIVABLE

    Notes receivable at June 30, 2001, consist of the following:

         Due from officer                                       $   29,493
         Note receivable from former shareholder,
           interest at 8% and due on demand                         15,000
                                                                ----------

                                                                $   44,493
                                                                ==========

    The Company also has notes receivable from an officer totaling $193,427 which bear interest at 10% per annum, and are due in 2003. These notes were received as consideration upon exercise of stock options. Management considers these notes to be fully collectible.

NOTE 3.  INVESTMENTS

    As of June 30, 2001, the Company owned 879,707 or 16.4% of the 5,373,858 outstanding shares of Bio Moda, Inc. The Company's interest in Bio Moda has declined from 22% in 1998 to its present level, as Bio Moda has issued additional shares in the course of its financing activities. As of June 30, 2001, the Company had options to purchase an additional 187,000 shares at $0.485 cents per share.

    Bio Moda, Inc. is a development stage company involved primarily in the development of technology for the early detection of lung cancer. As a development stage company, Bio Moda, Inc. has not had any revenues and, as of June 30, 2001, was in the process of conducting clinical trials.

    There is currently no active market for the common stock of Bio Moda, Inc. The ultimate value of the Company's investment in Bio Moda, Inc. will depend on its ability to complete its research and either commercialize or sell its proprietary technology.

    The investment in Bio Moda, Inc. is accounted for using the cost method. A summary of the investment is as follows:

         Original cost                                        $   383,845
         Share of net loss                                       (134,010)
         Amortization of excess of cost
           over book value                                        (42,500)
                                                              -----------

         Carrying value of investment in Bio Moda, Inc.       $   207,335
                                                              ===========

   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                                  June 30, 2001

NOTE 4.  LONG-TERM OBLIGATIONS

    As of June 30, 2001, the Company's long-term obligations were as follows:

         Notes  payable  to a  financial  institution,
          due in  monthly  payments aggregating $3,221
          through  October 2003,  bearing  interest at
          bank prime rate plus 1.5%, collateralized by
          operating equipment and a vehicle.                  $  63,298

         Less:  Current portion                                  34,270
                                                              ---------

                                                              $  29,028
                                                              =========

    Future principal payments on long-term obligations for the years ending June 30, are as follows:

                  2002                                        $  34,270
                  2003                                           23,974
                  2004                                            5,054
                                                              ---------

                                                              $  63,298
                                                              =========

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

                                  June 30, 2001

NOTE 5.  CONVERTIBLE DEBENTURES - CONTINUED

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

                                  June 30, 2001

NOTE 5.  CONVERTIBLE DEBENTURES - CONTINUED

    The intrinsic value of the conversion feature of the principal and accrued interest was estimated to be $238,830. This has been recorded as an increase in paid-in capital and a charge to interest expense. The convertible notes also include detachable warrants for the purchase of 500,000 shares of common stock. Management has estimated the fair market value of these warrants at $25,000 and recorded this amount as an increase in paid-in capital and a discount to the convertible notes payable. The discount is being amortized over the three-year life of the notes.

    A significant contingency required by the aforementioned convertible notes is the registration of the underlying shares with the Securities and Exchange Commission. The Company is to use its best efforts to register these shares and the registration statement has been filed.

    On November 7, 2000, the Company entered into an agreement that modified the outstanding convertible preferred agreements entered into on March 8, 2000 and August 2, 2000. The new agreement resulted in the exchange of outstanding preferred stock plus additional consideration for the Company's
    7.5 percent convertible debentures due November 7, 2003. The total amount of the debentures is $740,677, including accrued interest of $30,677. The debentures are convertible into shares of common stock at the lesser of the stocks closing price on March 8, 2000 and 77.5 percent of the average of the five lowest closing bid prices for 20 days before November 2, 2000.

    The intrinsic value of the conversion feature of the principal and accrued interest was estimated to be $227,898. The convertible debentures also include detachable warrants for the purchase of 71,000 shares of common stock. Management has estimated the fair market value of these warrants at $3,550.

    During the quarter ended June 30, 2001, debenture holders converted convertible debentures in the amount of $20,000 into shares of the Company's common stock. The parties have indicated that they are planning on converting more of their convertible debenture holding in the very near future. The Company is also in the registration process of the underlying securities, which will allow for the conversion of all of the convertible debentures. This conversion reduces the convertible debenture liability and increases equity.

   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                                  June 30, 2001


         NOTE 6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's carrying values and methodologies for estimating the fair values of its financial instruments are as follows:

         Cash, cash equivalents, and certificates of deposit, costs in excess of billings on uncompleted contract, and accounts payable. The carrying amounts reported in the accompanying balance sheet approximate fair values.

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

    The carrying amounts and fair values of the Company's financial instruments as of June 30, 2001 are as follows:

                                                           Estimated
                                            Carrying         Fair
                                             Amount          Value
                                           ----------     ----------
        Cash and cash equivalents          $   95,039     $   95,039
        Costs in excess of billings on
          uncompleted contract              1,320,809      1,320,809
        Notes receivable                       44,493         44,493
        Accounts payable                      164,939        164,939
        Long-term obligations                  63,298         63,298
        Convertible debentures              1,320,677      1,320,677
        Notes receivable from officer         193,427        193,427

   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                                  June 30, 2001

NOTE 7.  INCOME TAXES

    As of June 30, 2001, the Company had a net operating loss carryforward of approximately $8,400,000 which expire in varying amounts between 2016 through 2020. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. The deferred tax asset related to this potential future tax benefit has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carryforward period are revised.

NOTE 8.  OPERATING LEASES

    The Company occupies administrative, engineering, and manufacturing facilities under operating leases which expire in February 2002. The leases call for aggregate minimum monthly lease payments of $4,225. Lease expense totaled $12,675 and $11,200 for the quarters ended June 30, 2001 and 2000, respectively, $25,350 and $22,400 for the six month period ended June 30, 2001 and 2000, respectively, and $122,559 in the period from May 22, 1996 (inception) through June 30, 2001.

    Future minimum lease payments under the long-term operating lease are $33,800 through February 2002.

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

    During 1997, the Company issued 2,281,212 shares of stock for cash and services.

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

                                  June 30, 2001

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

    On March 14, 2000, the Company issued 550 shares of its Series A convertible preferred stock for $550,000. Related finder fees and attorney fees were $65,000, and were netted against the proceeds for a net increase in cash and equity of $485,000. Effective June 14, 2000, the shares were convertible into shares of common stock at the lesser of 110 percent of the closing bid price of a share of common stock on March 13, 2000 or 77.5 percent of the average of the five lowest closing bid prices for the common stock for the twenty trading days immediately preceding the conversion date.

   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                                  June 30, 2001

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

    During the quarter ended December 31, 2000, the Company issued 615,500 shares of common stock for services from contractors, officers and others, valued at $130,275.

    During the quarter ended March 31, 2001, the Company issued 1,475,000 shares of common stock for services from contractors, officers and others, valued at $176,248.

   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                                  June 30, 2001

NOTE 9.  EQUITY TRANSACTIONS - CONTINUED

    During the quarter ended June 30, 2001, the Company issued 1,835,000 shares of common stock for services from contractors, officers and others, valued at $133,038. The Company canceled 300,000 shares of common stock originally issued for services during the quarter ended March 31, 2001 for services valued at $47,250. The value of the services is included in the costs and expenses on the Statements of Operations. The Company issued 676,205 shares of common stock for $40,000.

    Also, during this quarter, the Company repurchased 13,900 shares of common stock for $2,012. The repurchased shares have been recorded at cost.

NOTE 10.  STOCK PLANS

    On January 4, 1999, the Company established the Incentive Stock Option Plan. Pursuant to the Plan, up to 10,000,000 shares of the Company's common stock may be granted as options to key employees. The shares issued upon exercise of the options may be authorized and unissued shares or shares held by the Company in its treasury. The exercise date of the options is based on the related agreement as approved by the Board of Directors. The Incentive Stock Option Plan expires on January 4, 2009. Options awarded under the Plan have four-year terms and vest ratably over one to two year periods. As of June 30, 2001, there were 6,175,000 shares available under the Plan for future awards. No stock options were issued during the six month period ended June 30, 2001.

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

                                                     Years ended December 31,
                                           2000                1999               1998
                                       -----------         -----------        ----------
    Net loss, as reported              $(3,199,935)        $(2,725,804)       $ (752,111)
    Proforma net loss                   (3,575,534)         (2,940,633)         (752,111)

    Loss per share, as reported             (0.055)             (0.072)           (0.055)
    Proforma loss per share                 (0.061)             (0.078)           (0.055)

   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                                  June 30, 2001

NOTE 10.  STOCK PLANS - CONTINUED

    The fair value of each option grant for the above proforma disclosure is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividends of $0 per year; expected volatility of 42.3 percent; risk-free interest rate of 6.0 percent; and expected lives of four years.

    Total stock options granted and unexercised were 3,825,000 as of June 30, 2001. The shares issued upon exercise of the options may be authorized and unissued shares or shares held by the Company in its treasury. The exercise date of options granted is based upon the related agreement as approved by the Board of Directors.

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

    A summary of the common stock option and warrant activity for employees, directors and officers is as follows:

                                                    Weighted
                                      Warrants      Average
                                        and         Exercise
                                      Options        Prices        Exercisable
                                     ---------      --------       -----------
    Balance, December 31, 1997         153,954      $   0.58         153,954
    Balance, December 31, 1998         153,954          0.58         153,954

         Granted                     6,900,000          0.16
         Expired                      (153,954)         0.58
                                     ---------

    Balance, December 31, 1999       6,900,000          0.16       6,185,000
                                                                  ==========

         Cancelled                  (2,775,000)         0.72
         Replacement                 2,775,000          0.34
         Granted                     6,200,000          0.72
         Exercised                  (2,000,000)         0.12
                                    ----------

    Balance, December , 2000        11,100,000          0.27       9,517,500
                                    ==========         =====      ==========


    Balance, June 30, 2001          11,100,000          0.27      10,361,250
                                    ==========         =====      ==========

   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                                  June 30, 2001

NOTE 10.  STOCK PLANS - CONTINUED

    The option prices established for the shares upon exercise ranges from $0.12 to $0.34 per share, and expire through October 2004.

NOTE 11.  ACCOUNTING CHANGES

    The financial statements for the quarter and six month period ended June 30, 2000 have been retroactively restated to give effect to a change in accounting for the Company's long-term contract and changes in estimated useful lives of intangible assets. The effect of these changes was to increase net loss for the three and six month periods ended June 30, 2000 by $6,199 and $12,398, respectively, and to increase net loss per share for both periods by a deminimus amount.

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

   The accompanying notes are an integral part of these financial statements.

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

   The accompanying notes are an integral part of these financial statements.

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

Our operating expenses have increased significantly since our inception, and the rate of increase has risen since last year. This is due to increased engineering and management staff and investments in operating infrastructure. Since our inception we have incurred significant losses and, as of June 30, 2001, had an accumulated deficit of $8,331,638.

RESULTS OF CONTINUING OPERATIONS

Due  to  our  limited  operating  history,  we  believe  that   period-to-period
comparisons of our results of operations are not fully meaningful and should not be relied upon as an indication of future performance.

Comparison of the Three-Month Periods Ended June 30, 2001 and 2000

Revenue. During the quarter ended March 31, 2001, the Company changed the accounting for our contract to the completed contract method. According to this way of accounting for contracts, we are booking no revenue until the completion of the contract. Please note that the revenue for the same period in 2000 has been restated and is now $0. Billings and collections through June 30, 2001 have totaled $89,873.

Product Development. Product development expenses consist primarily of personnel expenses, consulting fees and depreciation of the equipment associated with the development and enhancement of our flat panel displays. Research development and technical costs decreased to $74,400 in the second quarter of 2001 from $134,660 in the second quarter of 2000. This reduction reflects our transition from development to production and manufacturing. We believe, however, that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to increase significantly in future periods. We expense product development costs as they are incurred.

General and Administrative. General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel, general corporate activities, and the depreciation and amortization of office furniture and leasehold improvements. General and administrative costs decreased to $247,455 in the second quarter of 2001 from

   The accompanying notes are an integral part of these financial statements.

$572,081 in the second quarter of 2000. The decrease was primarily due to increased duties handled by in-house personnel and a reduction in professional service fees and expenses. Due to the growth of our business and anticipated expansion of our staff, we expect general and administrative costs to increase in the future. The costs associated with being a publicly traded company and anticipated future strategic acquisitions will also be a contributing factor to increases in this expense.

Other Income (Expense). Other income (expense) consists of interest and other income and expense. Interest income increased to $8,121 in the second quarter of 2001 from $3,407 in the second quarter of 2000. The increase in interest income was due to an increase in our average net cash and cash equivalents balance over the previous quarter.

    LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through the private placement of debt and equity securities. As of June 30, 2001 we have raised net proceeds of $4,595,200.

Advanced Optics Electronics, Inc. has filed a registration statement, and a subsequent amendment, on form SB2 related to common shares underlying the Company's convertible debenture financings.

We have also utilized equipment loans and capital lease financing. As of June 30, 2001 we have a balance of $63,298 on the equipment loans and no remaining balance on the capital lease.

In August 1998 Advanced Optics Electronics, Inc. entered into a lease agreement for the financing of equipment for the development of its flat panel display systems. The Company is required to repay the $101,000 in equal monthly payments of the lease. Monthly payments on the lease are approximately $2,850. The term of the lease is 3 years and is backed by the credit of the Company. This obligation was satisfied and paid in full during the quarter.

The Company's holding in BioModa, Inc will provide additional liquidity. BioModa is a biomedical development company. The Company's ownership of BioModa, as of June 30, 2001 was approximately 16%. No immediate family members of officers or directors of Advanced Optics Electronics, Inc. are securities holders of BioModa with the exception of Harold Herman, who is a director of Advanced Optics Electronics, Inc. and a small minority shareholder in BioModa.

During the quarter ended June 30, 2001 $1,610 was spent for the purchase of equipment. Product development expenditures were $74,400 for the quarter ended June 30, 2001. Funds for operations, product development and capital expenditures were provided from the sale of securities and cash reserves. As of June 30, 2001, we had approximately $95,039 of cash and cash

   The accompanying notes are an integral part of these financial statements.

equivalents.

Management believes that sales of securities, cash reserves and contract revenue will provide adequate liquidity and capital resources to meet the anticipated development stage requirements through the end of 2001. At that time it is anticipated that sales of flat panel displays will begin and contribute to operating revenues. It is anticipated that these sales will provide the additional capital resources to fund the proportionately higher working capital requirements of production and sales initiatives. The Company currently has no other significant commitments for capital expenditures in 2001.

                           PART II. OTHER INFORMATION

Item 1. Legal proceedings

The Company is not a party to any legal proceeding, the adverse outcome of which, in management's opinion, would have a material adverse effect on the Company's operating results.

Item 2. Changes in securities

During the second quarter of fiscal year 2001 there was a 2,512,410 increase in shares of common stock.

Item 3. Defaults upon senior securities - Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company's security holders during the second quarter of fiscal year 2001.

Item 5. Other Information - Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

A report was filed on Form 8-K related to the Company's Change of Certifying Accountant. The date of the report was March 19, 2001.

   The accompanying notes are an integral part of these financial statements.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report on Form 10QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 17, 2001

                                            ADVANCED OPTICS ELECTRONICS, INC.

                                            BY:/s/John J. Cousins
                                               ---------------------------------
                                               John J. Cousins
                                               Vice President of Finance
                                               (Principal Accounting Officer)


                                            BY:/s/Leslie S. Robins
                                               ---------------------------------
                                               Leslie S. Robins
                                               Executive Vice President
                                               (Principal Executive Officer)