Form 10QSB/A
period 2001-06-30
ADVANCED OPTICS ELECTRONICS INC
filed 2001-10-26
CIK 1020657

U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10-QSB/A


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

The number of issuer's shares of Common Stock outstanding as of June 30, 2001 was 65,892,158

Transitional Small Business Disclosure Format (check one): Yes ___   No _X_

                         FINANCIAL STATEMENTS AND REPORT
                            OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS'

                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  June 30, 2001

                                    CONTENTS


                                                                            Page

FINANCIAL STATEMENTS

     BALANCE SHEET...........................................................1-2

     STATEMENTS OF OPERATIONS................................................3-4

     STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT.............................5

     STATEMENTS OF CASH FLOWS................................................6-7

     NOTES TO FINANCIAL STATEMENTS.........................................10-24

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

BALANCE SHEET
                                   (Unaudited)

                                  June 30, 2001

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                           $   95,039
  Costs and estimated earnings in excess of
    billings on uncompleted contract                                   1,320,809
                                                                      ----------

          Total current assets                                         1,415,848
                                                                      ----------

PROPERTY AND EQUIPMENT, net                                              226,316
                                                                      ----------

OTHER ASSETS
  Investment in Bio Moda, Inc.                                           207,335
  Other assets                                                            69,413
  Note receivable from officer and shareholder                            44,493
  Intangible assets, net                                                  40,659
                                                                      ----------

          Total other assets                                             361,900
                                                                      ----------



          Total assets                                                $2,004,064
                                                                      ==========

                                           LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                        $   164,939
  Accrued liabilities                                                         103,707
  Current portion of long-term debt                                            34,270
  Allowance for loss on contract                                              690,000
                                                                          -----------

          Total current liabilities                                           992,916
                                                                          -----------

LONG-TERM PORTION OF LONG-TERM DEBT                                            29,028
                                                                          -----------

CONVERTIBLE DEBENTURES                                                      1,320,677
                                                                          -----------

STOCKHOLDERS' DEFICIT
  Capital stock - Preferred Series A, 7.5% cumulative, convertible into common stock at a rate determined by dividing the purchase price of the preferred shares by the conversion price of the common stock;
    $.001 par value; authorized 10,000,000 shares, no shares
    issued or outstanding                                                          --
  Common stock - Authorized 150,000,000 shares, $.001
    par value; 65,892,158 shares issued and 65,819,285
    shares outstanding                                                         65,892
  Additional paid-in capital                                                8,457,979
  Deficit accumulated during the development stage                         (8,609,208)
  Treasury stock, at cost                                                     (59,793)
  Notes receivable from officer for exercise of stock options                (193,427)
                                                                          -----------

          Total stockholders' deficit                                        (338,557)
                                                                          -----------

          Total liabilities and stockholders' deficit                     $ 2,004,064
                                                                          ===========


    The accompanying notes are an integral part of this financial statement.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                  For the Quarters ended June 30, 2001 and 2000

                                                                       2000
                                                       2001         (Restated)
                                                   ------------    ------------
Revenues
  Contract revenue                                 $         --    $         --
                                                   ------------    ------------

Costs and expenses
  General and administrative                            247,455         572,081
  Research and development                               74,400         134,660
  Asset impairment                                      227,570              --
                                                   ------------    ------------

          Total costs and expenses                      549,425         706,741

Estimated loss on contract                                   --        (120,000)
                                                   ------------    ------------

Operating loss                                         (549,425)       (826,741)
                                                   ------------    ------------

Other income (expenses)
  Interest income                                         8,121           3,407
  Unrealized gain (loss) on marketable
    equity securities                                        --          (5,813)
  Loss on Bio Moda, Inc.                                     --         (16,222)
  Interest expense                                      (29,395)       (111,954)
                                                   ------------    ------------

          Total other income (expenses)                 (21,274)       (130,582)
                                                   ------------    ------------

          Net loss                                 $   (570,699)   $   (957,323)
                                                   ============    ============

Net loss per share before cumulative effect
  of change in accounting principle                       (.009)          (.018)
                                                   ------------    ------------

Net loss per share                                        (.009)          (.018)
                                                   ============    ============

Weighted average shares outstanding                  64,647,667      52,259,092
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

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                      STATEMENTS OF OPERATIONS - CONTINUED
                                   (Unaudited)

                 For the Six Months ended June 30, 2001 and 2000
                  and the period from May 22, 1996 (Inception)
                              through June 30, 2001

                                                                                            May 22, 1996
                                                                                            (Inception)
                                                                               2000           Through
                                                               2001         (Restated)     June 30, 2001
                                                           ------------    ------------    ------------
Revenues
  Contract revenue                                         $         --    $         --    $         --
                                                           ------------    ------------    ------------

Costs and expenses
  General and administrative                                    561,314       1,784,949       5,499,024
  Research and development                                      152,602         268,627       1,312,778
  Asset impairments                                             227,570              --         227,570
                                                           ------------    ------------    ------------

          Total costs and expenses                              941,486       2,053,576       7,039,372

Estimated loss on contract                                     (125,000)       (197,847)       (690,000)
                                                           ------------    ------------    ------------

Operating loss                                               (1,066,486)     (2,251,423)     (7,729,372)
                                                           ------------    ------------    ------------

Other income (expenses)
  Interest income                                                15,316           5,700          45,646
  Unrealized gain (loss) on marketable equity securities             --              --         (29,368)
  Other investment gains                                             --           1,842          59,784
  Loss on Bio Moda, Inc.                                             --         (32,444)       (176,510)
  Gain (loss) on disposal of assets                               6,000              --          (4,306)
  Interest expense                                              (56,600)       (188,535)       (712,062)
                                                           ------------    ------------    ------------

          Total other income (expenses)                         (35,284)       (213,437)       (816,816)
                                                           ------------    ------------    ------------

          Net loss before cumulative effect of
            change in accounting principle                   (1,101,770)     (2,464,860)     (8,546,188)

Cumulative effect of change in
  accounting principle                                               --              --         (63,020)
                                                           ------------    ------------    ------------

          Net loss                                         $ (1,101,770)   $ (2,464,860)   $ (8,609,208)
                                                           ============    ============    ============

Net loss per share before cumulative effect
  of change in accounting principle                               (.017)          (.049)          (.273)

Cumulative effect of change in accounting principle                  --              --         (63,020)
                                                           ------------    ------------    ------------

Net loss per share                                                (.017)          (.049)          (.275)
                                                           ============    ============    ============

Weighted average shares outstanding                          63,910,167      50,500,857      31,250,321
                                                           ============    ============    ============


    The accompanying notes are an integral part of this financial statement.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                   (Unaudited)

       For the period from May 22, 1996 (inception) through June 30, 2001

                                                              Common Stock              Preferred Stock          Treasury Stock
                                                         -----------------------    ---------------------    ----------------------
                                                                           Par                      Par
                                                            Shares        Value      Shares        Value       Shares         Cost
                                                         -----------    --------    --------     --------    ----------    --------
Balance, May 22, 1996                                             --    $     --          --     $     --            --    $     --
Stock issued to incorporators for cash                       500,000         500          --           --            --          --
Stock issued for the net assets of PLZ Tech, Inc.          4,500,000       4,500          --           --            --          --
Net loss                                                          --          --          --           --            --          --
                                                         -----------    --------    --------     --------     ---------    --------
Balance, December 31, 1996                                 5,000,000       5,000          --           --            --          --
Stock issued for cash and services                         2,281,212       2,281          --           --            --          --
Net loss                                                          --          --          --           --            --          --
                                                         -----------    --------    --------     --------     ---------    --------
Balance, December 31, 1997                                 7,281,212       7,281          --           --            --          --
Stock issued for cash                                     10,979,275      10,979          --           --            --          --
Stock issued for services                                  2,751,000       2,751          --           --            --          --
Stock issued in exchange for note receivable                 315,000         315          --           --            --          --
Purchase and retirement of treasury stock                   (472,200)       (472)         --           --            --          --
Net loss                                                          --          --          --           --            --          --
                                                         -----------    --------    --------     --------     ---------    --------
Balance, December 31, 1998                                20,854,287      20,854          --           --            --          --
Stock issued for cash                                      8,681,624       8,682          --           --            --          --
Stock issued for services                                 17,094,313      17,094          --           --            --          --
Intrinsic value of beneficial conversion feature
  of notes payable                                                --          --          --           --            --          --
Fair value of warrants related to notes payable                   --          --          --           --            --          --
Purchase and retirement of treasury stock                   (489,251)       (489)         --           --            --          --
Purchase of treasury stock                                        --          --          --           --      (229,000)    (41,760)
Sale of treasury stock                                            --          --          --           --        85,000      11,130
Net loss                                                          --          --          --           --            --          --
                                                         -----------    --------    --------     --------     ---------    --------
Balance, December 31, 1999                                46,140,973      46,141          --           --      (144,000)    (30,630)
Stock issued for cash                                        782,000         782         710            1            --          --
Stock issued for services                                  3,955,202       3,955          --           --            --          --
Purchase of treasury stock                                        --          --          --           --       (63,500)    (46,486)
Sale of treasury stock                                            --          --          --           --       142,400      22,542
Exercise of stock options for notes receivable             1,850,000       1,850          --           --            --          --
Amortization of discount on convertible preferred stock           --          --          --           --            --          --
Exercise of preferred stock conversion feature             9,200,000       9,200          --           --            --          --
Issuance of convertible debentures                                --          --          --           --            --          --
Exchange of preferred stock for convertible debentures            --          --        (710)          (1)           --          --
                                                         -----------    --------    --------     --------            --          --
Net loss                                                          --          --          --           --            --          --
                                                         -----------    --------    --------     --------     ---------    --------
Balance, December 31, 2000                                61,928,175      61,928          --           --       (65,100)    (54,574)
Stock issued for services                                  1,475,000       1,475          --           --            --          --
Purchase of treasury stock                                        --          --          --           --       (17,300)     (3,207)
Net loss                                                          --          --          --           --            --          --
                                                         -----------    --------    --------     --------     ---------    --------
Balance, March 31, 2001                                   63,403,175      63,403          --           --       (82,400)    (57,781)
Stock issued for services                                  1,835,000       1,835          --           --            --          --
Stock issued for cash                                        652,778         653          --           --            --          --
Stock issued upon debt conversion                            301,205         301          --           --            --          --
Purchase of treasury stock                                        --          --          --           --       (13,900)     (2,012)
Cancellation of shares                                      (300,000)       (300)         --           --            --          --
Net loss                                                          --          --          --           --            --          --
                                                         -----------    --------    --------     --------     ---------    --------
Balance, June 30, 2001                                    65,892,158    $ 65,892          --     $     --     $ (96,300)   $(59,793)
                                                         ===========    ========    ========     ========     =========    ========


                                                                                            Equity
                                                                                           (Deficit)       Notes
                                                             Additional     During the     Receivable      Total
                                                               Paid-In      Development       From      Stockholders'
                                                               Capital         Stage         Officer      Deficit
                                                             -----------    -----------    ---------    -----------
Balance, May 22, 1996                                        $        --    $        --    $      --    $        --
Stock issued to incorporators for cash                            24,500             --           --         25,000
Stock issued for the net assets of PLZ Tech, Inc.                281,096             --           --        285,596
Net loss                                                              --        (76,902)          --        (76,902)
                                                             -----------    -----------    ---------    -----------
Balance, December 31, 1996                                       305,596        (76,902)          --        233,694
Stock issued for cash and services                               362,720             --           --        365,001
Net loss                                                              --        (84,690)          --        (84,690)
                                                             -----------    -----------    ---------    -----------
Balance, December 31, 1997                                       668,316       (161,592)          --        514,005
Stock issued for cash                                          1,281,728             --           --      1,292,707
Stock issued for services                                        293,719             --           --        296,470
Stock issued in exchange for note receivable                      28,685             --           --         29,000
Purchase and retirement of treasury stock                        (39,913)            --           --        (40,385)
Net loss                                                              --       (752,111)          --       (752,111)
                                                             -----------    -----------    ---------    -----------
Balance, December 31, 1998                                     2,232,535       (913,703)          --      1,339,686
Stock issued for cash                                            855,101             --           --        863,783
Stock issued for services                                      1,469,320             --           --      1,486,414
Intrinsic value of beneficial conversion feature
  of notes payable                                               174,610             --           --        174,610
Fair value of warrants related to notes payable                  125,000             --           --        125,000
Purchase and retirement of treasury stock                        (10,643)            --           --        (11,132)
Purchase of treasury stock                                            --             --           --        (41,760)
Sale of treasury stock                                            24,334             --           --         35,464
Net loss                                                              --     (2,725,804)          --     (2,725,804)
                                                             -----------    -----------    ---------    -----------
Balance, December 31, 1999                                     4,870,257     (3,639,507)          --      1,246,261
Stock issued for cash                                          1,012,710             --           --      1,013,493
Stock issued for services                                      1,726,197             --           --      1,730,152
Purchase of treasury stock                                            --             --           --        (46,486)
Sale of treasury stock                                            54,771             --           --         77,313
Exercise of stock options for notes receivable                   220,150             --     (193,427)        28,573
Amortization of discount on convertible preferred stock          159,677             --           --        159,677
Exercise of preferred stock conversion feature                   533,678             --           --        542,878
Issuance of convertible debentures                               263,830             --           --        263,830
Exchange of preferred stock for convertible debentures          (641,780)            --           --       (641,781)
                                                                 (59,583)            --           --        (59,583)
Net loss                                                              --     (3,867,931)          --     (3,867,931)
                                                             -----------    -----------    ---------    -----------
Balance, December 31, 2000                                     8,139,907     (7,507,438)    (193,427)       446,396
Stock issued for services                                        174,773             --           --        176,248
Purchase of treasury stock                                            --             --           --         (3,207)
Net loss                                                              --       (531,071)          --       (531,071)
                                                             -----------    -----------    ---------    -----------
Balance, March 31, 2001                                        8,314,680     (8,038,509)    (193,427)        88,366
Stock issued for services                                        131,203             --           --        133,038
Stock issued for cash                                             39,347             --           --         40,000
Stock issued upon debt conversion                                 19,699             --           --         20,000
Purchase of treasury stock                                            --             --           --         (2,012)
Cancellation of shares                                           (46,950)            --           --        (47,250)
Net loss                                                              --       (570,699)          --       (570,699)
                                                             -----------    -----------    ---------    -----------
Balance, June 30, 2001                                       $ 8,457,979    $(8,609,208)   $(193,427)   $  (338,557)
                                                             ===========    ===========    =========    ===========


   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                  For the quarters ended June 30, 2001 and 2000


                                                           2001         2000
                                                        ---------    ---------
Cash flows from operating activities
  Net loss                                              $(570,699)   $(957,323)
  Adjustments to reconcile net loss to net cash used in operating activities

      Interest on convertible debentures                   25,000           --
      Amortization and depreciation expense                42,777       43,755
      Amortization of discounts on convertible
        notes                                                  --      112,976
      Unrealized (gain) loss on marketable securities          --        5,813
      Loss on Bio Moda, Inc.                                   --       16,222
      Asset impairment                                    227,570           --
      Issuance of common stock for services                85,588      385,429
      Marketable equity securities                             --         (158)
      Increase in costs in excess of
        billings on uncompleted contract                  (77,252)      (1,588)
      (Increase) decrease in other assets                  (5,121)          --
      Increase in allowance for loss on contract               --       38,673
      Increase (decrease) in accrued liabilities
        and accounts payable                               69,597        3,352
                                                        ---------    ---------

          Net cash used in operating activities          (202,540)    (352,849)
                                                        ---------    ---------


   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS - CONTINUED
                                   (Unaudited)

                  For the quarters ended June 30, 2001 and 2000


                                                         2001         2000
                                                      ---------    ---------
Cash flows from investing activities
  Purchase of equipment                                  (1,610)     (15,076)
  Sale of marketable securities                              --       33,817
  (Increase) decrease in certificate of deposits         52,935       53,057
  Purchase of other assets                               (6,003)          --
                                                      ---------    ---------

          Net cash provided by investing activities      45,322       71,798
                                                      ---------    ---------

Cash flows from financing activities
  Payments on notes payable and capital
    lease obligations                                   (10,749)     (11,382)
  Issuance of capital stock                              40,000           --
  Purchase of treasury stock                             (2,012)     (33,817)
                                                      ---------    ---------

          Net cash provided (used) by
            financing activities                         27,239      (45,199)
                                                      ---------    ---------

          NET INCREASE (DECREASE) IN CASH              (129,979)    (326,250)

Cash and cash equivalents, beginning of period          225,018      719,377
                                                      ---------    ---------

Cash and cash equivalents, end of period              $  95,039    $ 393,127
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

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS - CONTINUED
                                   (Unaudited)

                 For the Six months ended June 30, 2001 and 2000
                  and the Period from May 22, 1996 (Inception)
                              through June 30, 2001



                                                                                     May 22, 1996
                                                                                     (Inception)
                                                                                       Through
                                                            2001           2000      June 30, 2001
                                                        -----------    -----------    -----------
Cash flows from operating activities
  Net loss                                              $(1,101,770)   $(2,464,860)   $(8,609,208)
  Adjustments to reconcile net loss to net cash
    used in operating activities

       Interest on convertible debentures                    50,000             --         50,000
       Intrinsic value of conversion features                    --             --        466,728
      Amortization and depreciation expense                  71,150         77,584        397,791
      Write off of organization costs                            --             --         63,020
      Amortization of discounts on convertible notes             --        183,667        295,209
      Unrealized (gain) loss on marketable securities            --         (1,842)        29,368
      Gain (loss) on disposal of assets                      (6,000)            --          4,306
      Loss on Bio Moda, Inc.                                     --         32,444        176,510
      Asset impairment                                      227,570             --        227,570
      Issuance of common stock for services                 261,836      1,505,662      3,774,872
      Issuance of notes for services                             --             --         50,000
      Increase in costs in excess of billings on
        uncompleted contract                               (175,320)       (35,627)    (1,320,809)
      Marketable equity securities                               --           (289)            --
      (Increase) decrease in other assets                     4,629             --        (75,246)
      Increase (decrease) in inventory                           --          6,000        (35,293)
      Increase in allowance for loss on contract            125,000         56,712        690,000
      Increase in other receivables                              --         31,030             --
      Increase (decrease) in accrued liabilities
        and accounts payable                                 52,620        (47,399)       268,846
      Other non-cash expenses                                    --             --         33,447
      Accrued interest                                           --             --         30,667
                                                        -----------    -----------    -----------

          Net cash used in operating activities            (490,285)      (656,918)    (3,482,222)
                                                        -----------    -----------    -----------


   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS - CONTINUED
                                   (Unaudited)

                 For the Six months ended June 30, 2001 and 2000
                  and the Period from May 22, 1996 (Inception)
                              through June 30, 2001


                                                                               May 22, 1996
                                                                               (Inception)
                                                                                 Through
                                                         2001         2000     June 30, 2001
                                                      ---------    ---------    -----------
Cash flows from investing activities
  Purchase of equipment                                 (23,736)     (46,962)      (375,979)
  Investment in Bio Moda, Inc.                               --           --       (383,845)
  Sale of marketable securities                              --       33,817         40,665
  Purchase of marketable securities                          --      (28,883)       (70,034)
  (Increase) decrease in certificate of deposits        107,426        1,402             --
  Proceeds from sale of equipment                        23,800           --         23,800
  Purchase of other assets                               (6,653)          --       (239,785)
  Redemption of sale of Wizard Technologies, Inc.            --       65,000             --
                                                      ---------    ---------    -----------

          Net cash provided by (used in)
            investing activities                        100,837       24,374     (1,005,178)
                                                      ---------    ---------    -----------

Cash flows from financing activities
  Additions to notes payable                                 --           --        622,776
  Payments on notes payable and capital
    lease obligations                                   (34,581)     (26,479)      (206,689)
  Issuance of capital stock                              40,000      853,493      3,599,984
  Collection of officer notes                                --           --         28,573
  Sale of treasury stock                                     --       49,770        112,777
  Purchase of treasury stock                             (5,219)     (41,500)      (134,982)
  Proceeds from issuance of convertible
    preferred stock                                          --           --        485,000
  Proceeds from issuance of convertible
    debenture                                            75,000           --         75,000
                                                      ---------    ---------    -----------

          Net cash provided by financing activities      75,200      835,284      4,582,439
                                                      ---------    ---------    -----------

          NET INCREASE (DECREASE) IN CASH              (314,248)     202,740         95,039

Cash and cash equivalents, beginning of period          409,287      190,387             --
                                                      ---------    ---------    -----------

Cash and cash equivalents, end of period              $  95,039    $ 393,127    $    95,039
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

     In the second quarter of 2001, the Company recorded an impairment write-down of patents in the amount of $227,570, based on an uncertainty regarding the amounts and timing of future cash flows. As of June 30, 2001 the carrying value of patents is $1.


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

     Other Assets - Continued

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

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                                  June 30, 2001


NOTE 3.  INVESTMENTS - CONTINUED

     There is currently no active market for the common stock of Bio Moda, Inc. The ultimate value of the Company's investment in Bio Moda, Inc. will depend on its ability to complete its research and either commercialize or sell its proprietary technology. The recoverability of the investment in Bio Moda, Inc. is supported by two recent private placements that were completed at a share price greater than the carrying value of the asset.

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
                                                           =========

NOTE 4.  LONG-TERM OBLIGATIONS

     As of June 30, 2001, the Company's long-term obligations were as follows:

          Notes  payable to a  financial
            institution,  due in monthly
            payments  aggregating $3,221
            through     October    2003,
            bearing   interest  at  bank
            prime    rate   plus   1.5%,
            collateralized  by operating
            equipment  and a vehicle.  $
            63,298

          Less:  Current portion    (34,270)
                                   --------

                                   $ 29,028

     Future principal payments on long-term obligations for the years ending June 30, are as follows:

          2002             $34,270
          2003              23,974
          2004               5,054
                           -------

                           $63,298


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

     The intrinsic value of the conversion feature of the principal and accrued interest was estimated to be $174,610. This entire amount has been recorded as an increase in paid-in capital and a charge to interest expense. The convertible notes also include detachable warrants for the purchase of 12,500,000 shares of common stock at the lower of 75 percent of the closing bid price of a share of common stock at the time of exercise or September 1, 1999. The warrants expire on June 3, 2002. Management estimates that approximately half the warrants will be exercised prior to expiration.

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

NOTE 7.  INCOME TAXES

     As of June 30, 2001, the Company had a net operating loss carryforward of approximately $8,400,000 which expires in varying amounts between 2016 through 2020. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. The deferred tax asset related to this potential future tax benefit has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carryforward period are revised.

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

                                                                   Years ended
                                                                   December 31,
                                       2000            1999            1998
                                   ------------    ------------    ----------

     Net loss, as reported         $ (3,199,935)   $ (2,725,804)   $ (752,111)
     Proforma net loss               (3,575,534)     (2,940,633)     (752,111)

     Loss per share, as reported         (0.055)         (0.072)       (0.055)
     Proforma loss per share             (0.061)         (0.078)       (0.055)

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

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                                  June 30, 2001


NOTE 10.  STOCK PLANS - CONTINUED

                                                       Weighted
                                          Warrants     Average
                                            and        Exercise
                                          Options       Prices   Exercisable
                                        -----------     -----    ----------

     Balance, December 31, 1997             153,954     $0.58       153,954
     Balance, December 31, 1998             153,954      0.58       153,954

          Granted                         6,900,000      0.16
          Expired                          (153,954)     0.58
                                                                 ----------

     Balance, December 31, 1999           6,900,000      0.16     6,185,000
                                                                 ==========

          Cancelled                      (2,775,000)     0.72
          Replacement                     2,775,000      0.34
          Granted                         6,200,000      0.72
          Exercised                      (2,000,000)     0.12
                                                                 ----------

     Balance, December , 2000            11,100,000      0.27     9,517,500
                                        ===========     =====    ==========

     Balance, June 30, 2001              11,100,000      0.27    10,361,250
                                        ===========     =====    ==========

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


   The accompanying notes are an integral part of these financial statements.

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


   The accompanying notes are an integral part of these financial statements.

General and administrative costs decreased to $247,455 in the second quarter of 2001 from $572,081 in the second quarter of 2000. The decrease was primarily due to increased duties handled by in-house personnel and a reduction in professional service fees and expenses. Due to the growth of our business and anticipated expansion of our staff, we expect general and administrative costs to increase in the future. The costs associated with being a publicly traded company and anticipated future strategic acquisitions will also be a contributing factor to increases in this expense.

Patents. In the second quarter of 2001, the Company recorded an impairment write-down of patents in the amount of $227,570, based on an uncertainty regarding the amounts and timing of future cash flows. As of June 30, 2001 the carrying value of patents is $1.

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

The Company's holding in BioModa, Inc will provide additional liquidity. BioModa is a biomedical development company. The Company's ownership of BioModa, as of June 30, 2001 was approximately 16%. No immediate family members of officers or directors of Advanced Optics Electronics, Inc. are securities holders of BioModa with the exception of Harold Herman, who is a director of Advanced Optics Electronics, Inc. and a small minority shareholder in BioModa. The recoverability of the investment in Bio Moda, Inc. is supported by two recent private placements that


   The accompanying notes are an integral part of these financial statements.

were completed at a share price greater than the carrying value of the asset.

During the quarter ended June 30, 2001 $1,610 was spent for the purchase of equipment. Product development expenditures were $74,400 for the quarter ended June 30, 2001. Funds for operations, product development and capital expenditures were provided from the sale of securities and cash reserves. As of June 30, 2001, we had approximately $95,039 of cash and cash equivalents.

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

Item 2.  Changes in securities

During the second quarter of fiscal year 2001 there was a 2,488,983 net increase in shares of common stock. 2,788,983 were issued during the quarter and 300,000 shares were canceled.

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


                                            Dated: October 25, 2001

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


   The accompanying notes are an integral part of these financial statements.