Form 10QSB
period 2001-09-30
ADVANCED OPTICS ELECTRONICS INC
filed 2001-11-19
CIK 1020657

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended: September 30, 2001


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

 The number of issuer's shares of Common Stock outstanding as of September 30,
                              2001 was 70,628,617

    Transitional Small Business Disclosure Format (check one): Yes ____ No X

                         FINANCIAL STATEMENTS AND REPORT
                            OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                               September 30, 2001

                                 C O N T E N T S



                                                                        Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC
  ACCOUNTANTS.............................................................1

FINANCIAL STATEMENTS

     BALANCE SHEET........................................................2

     STATEMENTS OF OPERATIONS...........................................3-4

     STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT........................5

     STATEMENTS OF CASH FLOWS..........................................6-10

     NOTES TO FINANCIAL STATEMENTS....................................11-25

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Advanced Optics Electronics, Inc.

We have reviewed the accompanying balance sheet of Advanced Optics Electronics, Inc. (A Development Stage Company), as of September 30, 2001, and the related statements of operations, changes in stockholders' deficit and cash flows for the quarter and nine-month period then ended. These financial statements are the responsibility of the Company's management. The financial statements of Advanced Optics Electronics, Inc. for the quarter and nine-month period ended September 30, 2000 were reviewed by other auditors whose report dated October 20, 2000 stated that they were not aware of any material modifications that should be made to those statements, before restatement, in order for them to be in conformity with accounting principles generally accepted in the United States of America. The financial statements for the 1998 and 1999 portions of the period from May 22, 1996 (inception) through December 31, 1999 were audited by other auditors, whose reports dated February 18, 2000 expressed unqualified opinions on those statements, before restatement.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review and the reports of other accountants, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.



                                                 Atkinson & Co., Ltd.

Albuquerque, New Mexico
November 9, 2001

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

BALANCE SHEET
                                   (Unaudited)

                               September 30, 2001


                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                               $    93,934
  Costs and estimated earnings in excess of
    billings on uncompleted contract                                        1,409,142
                                                                          -----------

          Total current assets                                              1,503,076
                                                                          -----------

PROPERTY AND EQUIPMENT, net                                                   211,345
                                                                          -----------

OTHER ASSETS
  Investment in Bio Moda, Inc.                                                207,335
  Other assets                                                                 75,787
  Note receivable from officer and shareholder                                 44,493
  Intangible assets, net                                                       36,368
                                                                          -----------

          Total other assets                                                  363,983
                                                                          -----------

          Total assets                                                    $ 2,078,404
                                                                          ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                        $   158,622
  Accrued liabilities                                                         190,592
  Current portion of long-term debt                                            34,109
  Allowance for loss on contract                                              690,000
                                                                          -----------

          Total current liabilities                                         1,073,323
                                                                          -----------

LONG-TERM PORTION OF LONG-TERM DEBT                                            21,029
                                                                          -----------

CONVERTIBLE DEBENTURES                                                      1,492,774
                                                                          -----------

STOCKHOLDERS' DEFICIT
  Capital stock - Preferred Series A, 7.5% cumulative, convertible into common stock at a rate determined by dividing the purchase price of the preferred shares by the conversion price of the common stock;
    $.001 par value; authorized 10,000,000 shares, no shares
    issued or outstanding                                                          --
  Common stock -  Authorized  150,000,000  shares,  $.001 par value;  70,628,617 shares issued and 70,346,817
    shares outstanding                                                         70,629
  Additional paid-in capital                                                8,646,051
  Deficit accumulated during the development stage                         (8,962,694)
  Treasury stock, at cost                                                     (69,281)
  Notes receivable from officer for exercise of stock options                (193,427)
                                                                          -----------

          Total stockholders' deficit                                        (508,722)
                                                                          -----------

          Total liabilities and stockholders' deficit                     $ 2,078,404
                                                                          ===========

   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

               For the Quarters ended September 30, 2001 and 2000


                                                                           2000
                                                          2001          (Restated)
                                                       ------------    ------------
Revenues
  Contract revenue                                     $         --    $         --
                                                       ------------    ------------

Costs and expenses
  General and administrative                                210,411         295,340
  Research and development                                   78,380         178,821
  Asset impairment                                               --              --
                                                       ------------    ------------

          Total costs and expenses                          288,791         474,161

Estimated loss on contract                                       --          72,000
                                                       ------------    ------------

Operating loss                                             (288,791)       (546,161)
                                                       ------------    ------------

Other income (expenses)
  Interest income                                             5,511           5,113
  Unrealized gain (loss) on marketable
    equity securities                                            --           2,352
  Loss on Bio Moda, Inc.                                         --         (18,193)
  Interest expense                                          (70,206)         (4,833)
                                                       ------------    ------------

          Total other income (expenses)                     (64,695)        (15,561)
                                                       ------------    ------------

          Net loss                                     $   (353,486)   $   (561,722)
                                                       ============    ============

Net loss per share                                             (.01)           (.01)
                                                       ============    ============

Weighted average shares outstanding                      68,260,388      60,627,342
                                                       ============    ============


   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                      STATEMENTS OF OPERATIONS - CONTINUED
                                   (Unaudited)

           Forthe Nine-Month Periods ended September 30, 2001 and 2000 and the Period from May 22,
                                1996 (Inception)
                           through September 30, 2001


                                                                                           May 22, 1996
                                                                                            (Inception)
                                                                                             Through
                                                                               2000        September 30,
                                                              2001          (Restated)         2001
                                                           ------------    ------------    ------------
Revenues
  Contract revenue                                         $         --    $         --    $         --
                                                           ------------    ------------    ------------

Costs and expenses
  General and administrative                                    771,725       2,092,687       5,709,435
  Research and development                                      230,982         447,448       1,391,158
  Asset impairments                                             227,570              --         227,570
                                                           ------------    ------------    ------------

          Total costs and expenses                            1,230,277       2,540,135       7,328,163

Estimated loss on contract                                     (125,000)       (269,847)       (690,000)
                                                           ------------    ------------    ------------

Operating loss                                               (1,355,277)     (2,809,982)     (8,018,163)
                                                           ------------    ------------    ------------

Other income (expenses)
  Interest income                                                20,827          10,813          51,157
  Unrealized gain (loss) on marketable equity securities             --           4,194         (29,368)
  Other investment gains                                             --              --          59,784
  Loss on Bio Moda, Inc.                                             --         (50,637)       (176,510)
  Gain (loss) on disposal of assets                               6,000              --          (4,306)
  Interest expense                                             (126,806)       (153,310)       (782,268)
                                                           ------------    ------------    ------------

          Total other income (expenses)                         (99,979)       (188,940)       (881,511)
                                                           ------------    ------------    ------------

          Net loss before cumulative effect of
            change in accounting principle                   (1,455,256)     (2,998,922)     (8,899,674)

Cumulative effect of change in accounting principle                  --              --         (63,020)
                                                           ------------    ------------    ------------

          Net loss                                         $ (1,455,256)   $ (2,998,922)   $ (8,962,694)
                                                           ============    ============    ============

Net loss per share before cumulative effect
  of change in accounting principle                                (.02)           (.06)           (.26)

Cumulative effect of change in accounting principle                  --              --           (.002)
                                                           ------------    ------------    ------------

Net loss per share                                         $       (.02)   $       (.06)   $       (.26)
                                                           ============    ============    ============

Weighted average shares outstanding                          66,278,396      53,921,575      34,725,565
                                                           ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                   (Unaudited)

     For the Period from May 22, 1996 (inception) through September 30, 2001


                                                               Common Stock                 Preferred Stock
                                                          --------------------------    --------------------------
                                                                             Par                           Par
                                                            Shares          Value         Shares          Value
                                                          -----------    -----------    -----------    -----------
Balance, May 22, 1996                                              --    $        --             --    $        --
Stock issued to incorporators for cash                        500,000            500             --             --
Stock issued for the net assets of PLZ Tech, Inc.           4,500,000          4,500             --             --
Net loss                                                           --             --             --             --
                                                          -----------    -----------    -----------    -----------
Balance, December 31, 1996                                  5,000,000          5,000             --             --
Stock issued for cash and services                          2,281,212          2,281             --             --
Net loss                                                           --             --             --             --
                                                          -----------    -----------    -----------    -----------
Balance, December 31, 1997                                  7,281,212          7,281             --             --
Stock issued for cash                                      10,979,275         10,979             --             --
Stock issued for services                                   2,751,000          2,751             --             --
Stock issued in exchange for note receivable                  315,000            315             --             --
Purchase and retirement of treasury stock                    (472,200)          (472)            --             --
Net loss                                                           --             --             --             --
                                                          -----------    -----------    -----------    -----------
Balance, December 31, 1998                                 20,854,287         20,854             --             --
Stock issued for cash                                       8,681,624          8,682             --             --
Stock issued for services                                  17,094,313         17,094             --             --
Intrinsic value of beneficial conversion feature of                --             --             --             --
notes payable
Fair value of warrants related to notes payable                    --             --             --             --
Purchase and retirement of treasury stock                    (489,251)          (489)            --             --
Purchase of treasury stock                                         --             --             --             --
Sale of treasury stock                                             --             --             --             --
Net loss                                                           --             --             --             --
                                                          -----------    -----------    -----------    -----------
Balance, December 31, 1999                                 46,140,973         46,141             --             --
Stock issued for cash                                         782,000            782            710              1
Stock issued for services                                   3,955,202          3,955             --             --
Purchase of treasury stock                                         --             --             --             --
Sale of treasury stock                                             --             --             --             --
Exercise of stock options for notes receivable              1,850,000          1,850             --             --
Amortization of discount on convertible preferred stock            --             --             --             --
Exercise of preferred stock conversion feature              9,200,000          9,200             --             --
Issuance of convertible debentures                                 --             --             --             --
Exchange of preferred stock for convertible debentures             --             --           (710)            (1)
Net loss                                                           --             --             --             --
                                                          -----------    -----------    -----------    -----------
Balance, December 31, 2000                                 61,928,175         61,928             --             --
Stock issued for services                                   1,475,000          1,475             --             --
Purchase of treasury stock                                         --             --             --             --
Net loss                                                           --             --             --             --
                                                          -----------    -----------    -----------    -----------
Balance, March 31, 2001                                    63,403,175         63,403             --             --
Stock issued for services                                   1,835,000          1,835             --             --
Stock issued for cash                                         652,778            653             --             --
Stock issued upon debt conversion                             301,205            301             --             --
Purchase of treasury stock                                         --             --             --             --
Cancellation of shares                                       (300,000)          (300)            --             --
Net loss                                                           --             --             --             --
                                                          -----------    -----------    -----------    -----------
Balance, June 30, 2001                                     65,892,158         65,892             --             --
Stock issued for services                                   3,081,749          3,082             --             --
Stock issued for cash                                         730,000            730             --             --
Stock issued upon debt conversion                             924,710            925             --             --
Purchase of treasury stock                                         --             --             --             --
Issuance of convertible debentures                                 --             --             --             --
Net loss                                                           --             --             --             --
                                                          -----------    -----------    -----------    -----------
Balance, September 30, 2001                                70,628,617    $    70,629             --    $        --
                                                          ===========    ===========    ===========    ===========



                 Treasury Stock
        ---------------------------------  Equity (Deficit)  Notes
                               Additional    During the      Receivable       Total
                                Paid-In      Development        From       Stockholders'
  Shares         Cost           Capital         Stage         Officer        Deficit
-----------    -----------    -----------    -----------    -----------    -----------
         --             --    $    24,500    $        --    $        --    $    25,000
         --             --        281,096             --             --        285,596
         --             --             --        (76,902)            --        (76,902)
-----------    -----------    -----------    -----------    -----------    -----------
         --             --        305,596        (76,902)            --        233,694
         --             --        362,720             --             --        365,001
         --             --             --        (84,690)            --        (84,690)
-----------    -----------    -----------    -----------    -----------    -----------
         --             --        668,316       (161,592)            --        514,005
         --             --      1,281,728             --             --      1,292,707
         --             --        293,719             --             --        296,470
         --             --         28,685             --             --         29,000
         --             --        (39,913)            --             --        (40,385)
         --             --             --       (752,111)            --       (752,111)
-----------    -----------    -----------    -----------    -----------    -----------
         --             --      2,232,535       (913,703)            --      1,339,686
         --             --        855,101             --             --        863,783
         --             --      1,469,320             --             --      1,486,414
         --             --        174,610             --             --        174,610
         --             --        125,000             --             --        125,000
         --             --        (10,643)            --             --        (11,132)
   (229,000)       (41,760)            --             --             --        (41,760)
     85,000         11,130         24,334             --             --         35,464
         --             --             --     (2,725,804)            --     (2,725,804)
-----------    -----------    -----------    -----------    -----------    -----------
   (144,000)       (30,630)     4,870,257     (3,639,507)            --      1,246,261
         --             --      1,012,710             --             --      1,013,493
         --             --      1,726,197             --             --      1,730,152
    (63,500)       (46,486)            --             --             --        (46,486)
    142,400         22,542         54,771             --             --         77,313
         --             --        220,150             --       (193,427)        28,573
         --             --        159,677             --             --        159,677
         --             --        533,678             --             --        542,878
         --             --        263,830             --             --        263,830
         --             --       (701,363)            --             --       (701,364)
         --             --             --     (3,867,931)            --     (3,867,931)
-----------    -----------    -----------    -----------    -----------    -----------
    (65,100)       (54,574)     8,139,907     (7,507,438)      (193,427)       446,396
         --             --        174,773             --             --        176,248
    (17,300)        (3,207)            --             --             --         (3,207)
         --             --             --       (531,071)            --       (531,071)
-----------    -----------    -----------    -----------    -----------    -----------
    (82,400)       (57,781)     8,314,680     (8,038,509)      (193,427)        88,366
         --             --        131,203             --             --        133,038
         --             --         39,347             --             --         40,000
         --             --         19,699             --             --         20,000
    (13,900)        (2,012)            --             --             --         (2,012)
         --             --        (46,950)            --             --        (47,250)
         --             --             --       (570,699)            --       (570,699)
-----------    -----------    -----------    -----------    -----------    -----------
-----------    -----------    -----------    -----------    -----------    -----------
    (96,300)       (59,793)     8,457,979     (8,609,208)      (193,427)      (338,557)
         --             --         64,722             --             --         67,804
         --             --         27,497             --             --         28,227
         --             --         26,978             --             --         27,903
   (185,500)        (9,488)            --             --             --         (9,488)
         --             --         68,875             --             --         68,875
         --             --             --       (353,486)            --       (353,486)
-----------    -----------    -----------    -----------    -----------    -----------
$  (281,800)   $   (69,281)   $ 8,646,051    $(8,962,694)   $  (508,722)   $  (193,427)
===========    ===========    ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

               For the Quarters ended September 30, 2001 and 2000


                                                                             2000
                                                               2001       (Restated)
                                                             ---------    ---------
Cash flows from operating activities
  Net loss                                                   $(353,486)   $(561,722)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Interest on convertible debentures                            --           --
      Intrinsic value of conversion features                    68,875           --
      Amortization and depreciation expense                     23,411       26,578
      Amortization of discounts on convertible notes                --           --
      Unrealized (gain) loss on marketable securities               --           --
      Loss on Bio Moda, Inc.                                        --           --
      Asset impairment                                              --           --
      Issuance of common stock for services                     67,804       90,560
      Issuance of notes for services                                --       20,000
      Marketable equity securities                                  --         (132)
      Increase in costs in excess of billings on
        uncompleted contract                                   (88,333)     (12,460)
      (Increase) in other assets                                (6,374)          --
      Increase in other receivables                                 --       45,524
      Increase in allowance for loss on contract                    --           --
      Increase in accrued liabilities and accounts payable      80,568      158,606
                                                             ---------    ---------
          Net cash used in operating activities               (207,535)    (233,046)
                                                             ---------    ---------

   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS - CONTINUED
                                   (Unaudited)

               For the Quarters ended September 30, 2001 and 2000


                                                                  2001          2000
                                                                ---------    ---------
Cash flows from investing activities
  Purchase of equipment                                            (4,149)     (13,873)
  Sale of marketable securities                                        --       66,825
  (Increase) in certificate of deposits                                --       (3,504)
  Purchase of marketable securities                                    --      (30,759)
                                                                ---------    ---------

          Net cash (used in) provided by investing activities      (4,149)      18,689
                                                                ---------    ---------

Cash flows from financing activities
  Additions to notes payable                                           --      430,000
  Payments on notes payable and capital lease obligations          (8,160)     (13,107)
  Issuance of capital stock                                        28,227           --
  Sale of treasury stock                                               --       27,543
  Purchase of treasury stock                                       (9,488)      (4,986)
  Proceeds from issuance of preferred stock                            --      160,000
  Proceeds from issuance of convertible debenture                 200,000           --
                                                                ---------    ---------

          Net cash provided by financing activities               210,579      599,450
                                                                ---------    ---------

          NET (DECREASE) INCREASE IN CASH                          (1,105)     385,093

Cash and cash equivalents, beginning of period                     95,039      393,127
                                                                ---------    ---------

Cash and cash equivalents, end of period                        $  93,934    $ 778,220
                                                                =========    =========

                  NON CASH INVESTING AND FINANCING TRANSACTIONS

      During the quarter ended September 30, 2001, $27,903 of debentures were converted into 924,710 shares of the Company's common stock.

   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS - CONTINUED
                                   (Unaudited)

                 For the Nine-Month Periods ended September 30,
                    2001 and 2000 and the Period from May 22,
                                1996 (Inception)
                           through September 30, 2001


                                                                                           May 22, 1996
                                                                                           (Inception)
                                                                                             Through
                                                                                           September 30,
                                                                2001            2000           2001
                                                             -----------    -----------    -----------
Cash flows from operating activities
  Net loss                                                   $(1,455,256)   $(2,998,922)   $(8,962,694)
  Adjustments to reconcile net loss to net cash
    used in operating activities

      Interest on convertible debentures                          50,000             --         50,000
      Intrinsic value of conversion features                      68,875             --        535,603
      Amortization and depreciation expense                       94,561        128,958        421,202
      Write off of organization costs                                 --             --         63,020
      Amortization of discounts on convertible notes                  --        138,155        295,209
      Unrealized (gain) loss on marketable securities                 --         (4,194)        29,368
      (Loss) gain on disposal of assets                           (6,000)            --          4,306
      Loss on Bio Moda, Inc.                                          --         50,637        176,510
      Asset impairment                                           227,570             --        227,570
      Issuance of common stock for services                      329,640      1,596,222      3,842,676
      Issuance of notes for services                                  --         20,000         50,000
      Increase in costs in excess of billings on
        uncompleted contract                                    (263,653)       (48,087)    (1,409,142)
      Marketable equity securities                                    --           (421)            --
      (Increase) in other assets                                  (1,745)            --        (81,620)
      Increase (decrease) in inventory                                --          6,000        (35,293)
      Increase in allowance for loss on contract                 125,000         56,712        690,000
      Increase in other receivables                                   --         76,554             --
      Increase in accrued liabilities and accounts payable       133,188         88,422        349,414
      Other non-cash expenses                                         --             --         33,447
      Accrued interest                                                --             --         30,667
                                                             -----------    -----------    -----------

          Net cash used in operating activities                 (697,820)      (889,964)    (3,689,757)
                                                             -----------    -----------    -----------

   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS - CONTINUED
                                   (Unaudited)

                 Forthe  Nine-Month  Periods  ended  September 30, 2001 and 2000 and the Period from May 22,
                                1996 (Inception)
                           through September 30, 2001


                                                                                              May 22, 1996
                                                                                               (Inception)
                                                                                                 Through
                                                                                              September 30,
                                                                   2001           2000            2001
                                                                -----------    -----------    -----------
Cash flows from investing activities
  Purchase of equipment                                             (27,885)       (60,835)      (380,128)
  Investment in Bio Moda, Inc.                                           --             --       (383,845)
  Sale of marketable securities                                          --        100,642         40,665
  Purchase of marketable securities                                      --        (59,642)       (70,034)
  Decrease (increase) in certificate of deposits                    107,426         (2,102)            --
  Proceeds from sale of equipment                                    23,800             --         23,800
  Purchase of other assets                                           (6,653)            --       (239,785)
  Redemption of sale of Wizard Technologies, Inc.                        --         65,000             --
                                                                -----------    -----------    -----------

          Net cash provided by (used in) investing activities        96,688         43,063     (1,009,327)
                                                                -----------    -----------    -----------

Cash flows from financing activities
  Additions to notes payable                                             --        430,000        622,776
  Payments on notes payable and capital lease obligations           (42,741)       (39,586)      (214,849)
  Issuance of capital stock                                          68,227        853,493      3,628,211
  Collection of officer notes                                            --             --         28,573
  Sale of treasury stock                                                 --         77,313        112,777
  Purchase of treasury stock                                        (14,707)       (46,486)      (144,470)
  Proceeds from issuance of convertible
    preferred stock                                                      --        160,000        485,000
  Proceeds from issuance of convertible debenture                   275,000             --        275,000
                                                                -----------    -----------    -----------

          Net cash provided by financing activities                 285,779      1,434,734      4,793,018
                                                                -----------    -----------    -----------

          NET (DECREASE) INCREASE IN CASH                          (315,353)       587,833         93,934

Cash and cash equivalents, beginning of period                      409,287        190,387             --
                                                                -----------    -----------    -----------

Cash and cash equivalents, end of period                        $    93,934    $   778,220    $    93,934
                                                                ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                  NON CASH INVESTING AND FINANCING TRANSACTIONS

      During the nine-month periods ended September 30, 2001, $47,903 of debentures were converted into 1,225,915 shares of the Company's common stock.

   The accompanying notes are an integral part of these financial statements.

                       Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 2001


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

Notes to Interim Financial Statements

The interim financial data is unaudited, however in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim period. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's December 31, 2000 Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

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

The Company has obtained a contract to produce two outdoor advertising billboards using its flat panel display technology. This is the first commercial application of the Company's technology. The success of the Company will depend on its ability to commercialize its technology and complete this contract. As of September 30, 2001, completion of this contract was behind schedule.

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

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)
                               September 30, 2001

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Description of Business - Continued

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

The contract to produce two outdoor advertising billboards totals $1.7 million, with $885,000 assigned to the first unit. An estimated loss of approximately $690,000 from production of the first unit has been recognized through September 30, 2001. The Company's estimated cost to complete as of September 30, 2001 is $164,299, which is expected to be funded with cash, billings on the contract, and contributed capital.

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

                               September 30, 2001


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Revenue and Cost Recognition - Continued

Completion of board design                  $ 65,000
Production                                   265,000
Completion                                   265,000
Acceptance after installation                290,000

Billings and collections through September 30, 2001 have totaled $89,873.

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

Investment

As of September 30, 2001, the Company owned 16.4% of the outstanding common stock of Bio Moda, Inc., an unconsolidated investment accounted for using the cost method. Prior to December 31, 1999, the Company's ownership was sufficient for the investment to be accounted for using the equity method.

The carrying value of the investment as of September 30, 2001 is the original investment cost adjusted by the Company's proportionate interest in losses reported by the investee through December 31, 1999.

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

                               September 30, 2001


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Other Assets - Continued

In the second quarter of 2001, the Company recorded an impairment write-down of patents in the amount of $227,570, based on an uncertainty regarding the amounts and timing of future cash flows. As of September 30, 2001 the carrying value of patents is $1.

Certain assets previously classified as inventory are no longer used in the Company's on-going production processes, and are held for sale. Management estimates that the net realizable value of these items exceeds their carrying value as of September 30, 2001.

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

                               September 30, 2001


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

Notes receivable at September 30, 2001, consist of the following:

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

NOTE 3.  INVESTMENTS

As of September 30, 2001, the Company owned 879,707 or 16.4% of the 5,373,858 outstanding shares of Bio Moda, Inc. The Company's interest in Bio Moda has declined from 22% in 1998 to its present level, as Bio Moda has issued additional shares in the course of its financing activities. As of September 30, 2001, the Company had options to purchase an additional 187,000 shares at $0.485 cents per share.

Bio Moda, Inc. is a development stage company involved primarily in the development of technology for the early detection of lung cancer. As a development stage company, Bio Moda, Inc. has not had any revenues and, as of September 30, 2001, was in the process of conducting clinical trials.

   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                               September 30, 2001


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
                                                       =========

NOTE 4.  LONG-TERM OBLIGATIONS

As of September 30, 2001, the Company's long-term obligations were as follows:

Notes  payable to a  financial  institution,  due in  monthly  payments aggregating  $3,221 through  October 2003,  bearing  interest at bank prime rate plus 1.5%, collateralized by operating equipment
  and a vehicle                                                          $55,138

Less:  Current portion                                                    34,109
                                                                         -------
                                                                         $21,029
                                                                         =======

     Future principal payments on long-term obligations for the years ending September 30, are as follows:

                2002            $34,109
                2003             20,811
                2004                218
                                -------
                                $55,138
                                =======

   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                               September 30, 2001

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

                               September 30, 2001


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

                               September 30, 2001


NOTE 5.  CONVERTIBLE DEBENTURES - CONTINUED

The intrinsic value of the conversion feature of the principal and accrued interest was estimated to be $227,898. The convertible debentures also include detachable warrants for the purchase of 71,000 shares of common stock. Management has estimated the fair market value of these warrants at $3,550.

During the quarters ended September 30, 2001 and June 30, 2001, debenture holders converted convertible debentures in the amount of $27,903 and $20,000, respectively into shares of the Company's common stock. This conversion reduces the convertible debenture liability and increases equity.


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

                               September 30, 2001


NOTE 6. FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

The carrying amounts and fair values of the Company's financial instruments as of September 30, 2001 are as follows:

                                                             Estimated
                                                 Carrying       Fair
                                                  Amount       Value
                                                ----------   ----------

Cash and cash equivalents                       $   93,934   $   93,934
Costs in excess of billings on
  uncompleted contract                           1,409,142    1,409,142
Notes receivable                                    44,493       44,493
Accounts payable                                   158,622      158,622
Long-term obligations                               55,138       55,138
Convertible debentures                           1,492,774    1,492,774
Notes receivable from officer                      193,427      193,427


NOTE 7.  INCOME TAXES

As of September 30, 2001, the Company had a net operating loss carryforward of approximately $9 million which expires in varying amounts between 2011 through 2016. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. The deferred tax asset related to this potential future tax benefit has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carryforward period are revised.


NOTE 8. OPERATING LEASES

The Company occupies administrative, engineering, and manufacturing facilities under operating leases which expire in February 2002. The leases call for aggregate minimum monthly lease payments of $4,225. Lease expense totaled $12,675 and $11,200 for the quarters ended September 30, 2001 and 2000, respectively, $38,025 and $33,600 for the nine-month periods ended September 30, 2001 and 2000, respectively, and $135,234 in the period from May 22, 1996 (inception) through September 30, 2001.

Future minimum lease payments under the long-term operating lease are $21,125 through February 2002.

   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                               September 30, 2001


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

                               September 30, 2001


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

                               September 30, 2001


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

During the quarter ended September 30, 2001, the Company issued 3,081,749 shares of common stock for services from contractors, officers and others, valued at $67,804. The value of the services is included in the costs and expenses on the Statements of Operations. The Company issued 730,000 shares of common stock for $28,227.

Also, during this quarter, the Company repurchased 185,500 shares of common stock for $9,488. The repurchased shares have been recorded at cost.

   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                               September 30, 2001


NOTE 10.  STOCK PLANS

On January 4, 1999, the Company established the Incentive Stock Option Plan. Pursuant to the Plan, up to 10,000,000 shares of the Company's common stock may be granted as options to key employees. The shares issued upon exercise of the options may be authorized and unissued shares or shares held by the Company in its treasury. The exercise date of the options is based on the related agreement as approved by the Board of Directors. The Incentive Stock Option Plan expires on January 4, 2009. Options awarded under the Plan have four-year terms and vest ratably over one to two year periods. As of September 30, 2001, there were 6,175,000 shares available under the Plan for future awards. No stock options were issued during the nine-month periods ended September 30, 2001.

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

                                                   Years ended December 31,
                                           2000               1999              1998
                                      ---------------   --------------    -------------
Net loss, as reported                 $   (3,199,935)   $   (2,725,804)   $   (752,111)
Proforma net loss                         (3,575,534)       (2,940,633)       (752,111)

Loss per share, as reported                   (0.055)           (0.072)         (0.055)
Proforma loss per share                       (0.061)           (0.078)         (0.055)

The fair value of each option grant for the above proforma disclosure is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividends of $0 per year; expected volatility of 42.3 percent; risk-free interest rate of 6.0 percent; and expected lives of four years.

Total stock options granted and unexercised were 3,825,000 as of September 30, 2001. The shares issued upon exercise of the options may be authorized and unissued shares or shares held by the Company in its treasury. The exercise date of options granted is based upon the related agreement as approved by the Board of Directors.

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

                               September 30, 2001


NOTE 10.  STOCK PLANS - CONTINUED

A summary of the common stock option and warrant activity for employees, directors and officers is as follows:


                                                                    Weighted
                                                 Warrants            Average
                                                   and              Exercise
                                                 Options             Prices           Exercisable
                                             --------------      --------------     ---------------

Balance, December 31, 1997                          153,954      $       0.58               153,954
Balance, December 31, 1998                          153,954              0.58               153,954

     Granted                                      6,900,000              0.16
     Expired                                       (153,954)             0.58
                                             --------------

Balance, December 31, 1999                        6,900,000              0.16             6,185,000
                                                                                    ===============

     Cancelled                                   (2,775,000)             0.72
     Replacement                                  2,775,000              0.34
     Granted                                      6,200,000              0.72
     Exercised                                   (2,000,000)             0.12
                                             --------------

Balance, December , 2000                         11,100,000              0.27             9,517,500
                                             ==============     =============       ===============


Balance, September 30, 2001                      11,100,000              0.27            10,361,250
                                             ==============     =============       ===============

The option prices established for the shares upon exercise ranges from $0.12 to $0.34 per share, and expire through October 2004.


NOTE 11.  ACCOUNTING CHANGES

The financial statements for the quarter and nine-month periods ended June 30, 2000 have been retroactively restated to give effect to a change in accounting for the Company's long-term contract and changes in estimated useful lives of intangible assets. The effect of these changes was to increase net loss for the three and nine-month periods ended September 30, 2000 by $6,199 and $12,398, respectively, and to increase net loss per share for both periods by a deminimus amount.

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

Our operating expenses have increased significantly since our inception, and the rate of increase has risen since last year. This is due to increased engineering and management staff and investments in operating infrastructure. Since our inception we have incurred significant losses and, as of September 30, 2001, had an accumulated deficit of $8,331,638.

RESULTS OF CONTINUING OPERATIONS

Due  to  our  limited  operating  history,  we  believe  that   period-to-period
comparisons of our results of operations are not fully meaningful and should not be relied upon as an indication of future performance.

Comparison of the Nine-Month Periods Ended September 30, 2001 and 2000

Revenue. During the quarter ended March 31, 2001, the Company changed the accounting for our contract to the completed contract method. According to this way of accounting for contracts, we are booking no revenue until the completion of the contract. Please note that the revenue for the same period in 2000 has been restated and is now $0. Billings and collections through September 30, 2001 have totaled $89,873.

Product Development. Product development expenses consist primarily of personnel expenses, consulting fees and depreciation of the equipment associated with the development and enhancement of our flat panel displays. Research development and technical costs decreased to $230,982 in the first nine months of 2001 from $447,448 in the first nine months of 2000. This reduction reflects our transition from development to production and manufacturing. We believe, however, that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to increase significantly in future periods. We expense product development costs as they are incurred.

General and Administrative. General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel, general corporate activities, and the depreciation and amortization of office furniture and leasehold improvements.

   The accompanying notes are an integral part of these financial statements.

General and administrative costs decreased to $771,725 in the first nine months of 2001 from $2,092,687 in the first nine months of 2000. The decrease was primarily due to increased duties handled by in-house personnel and a reduction in professional service fees and expenses. Due to the growth of our business and anticipated expansion of our staff, we expect general and administrative costs to increase in the future. The costs associated with being a publicly traded company and anticipated future strategic acquisitions will also be a contributing factor to increases in this expense.

Patents. In the second quarter of 2001, the Company recorded an impairment write-down of patents in the amount of $227,570, based on an uncertainty regarding the amounts and timing of future cash flows. As of September 30, 2001 the carrying value of patents is $1.

Other Income (Expense). Other income (expense) consists of interest and other income and expense. Interest income increased to $20,827 in the first nine months of 2001 from $10,813 in the first nine months of 2000. The increase in interest income was due to an increase in our average net cash and cash equivalents balance over the previous nine month period.

                         LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through the private placement of debt and equity securities. As of September 30, 2001 we have raised net proceeds of $4,795,200.

Advanced Optics Electronics, Inc. filed a registration statement, and a subsequent amendment, on form SB2 related to common shares underlying the Company's convertible debenture financings. The SB2 was declared effective on November 6, 2001.

We have also utilized equipment loans and capital lease financing. As of September 30, 2001 we have a balance of $55,138 on the equipment loans and no remaining balance on the capital lease.

In August 1998 Advanced Optics Electronics, Inc. entered into a lease agreement for the financing of equipment for the development of its flat panel display systems. The Company is required to repay the $101,000 in equal monthly payments of the lease. Monthly payments on the lease are approximately $2,850. The term of the lease is 3 years and is backed by the credit of the Company. This obligation was satisfied and paid in full during the second quarter.

The Company's holding in BioModa, Inc will provide additional liquidity. BioModa is a biomedical development company. The Company's ownership of BioModa, as of September 30, 2001 was approximately 16%. No immediate family members of officers or directors of Advanced Optics Electronics, Inc. are securities holders of BioModa with the exception of Harold Herman, who is a director of Advanced Optics Electronics, Inc. and a small minority shareholder in BioModa. The recoverability of the investment in Bio Moda, Inc. is supported by two recent private placements that were completed at a share price greater than the carrying value of the asset.

   The accompanying notes are an integral part of these financial statements.

During the first nine months ended September 30, 2001 $39,437 was spent for the purchase of equipment. Product development expenditures were $78,380 for the quarter ended September 30, 2001. Funds for operations, product development and capital expenditures were provided from the sale of securities and cash reserves. As of September 30, 2001, we had approximately $93,934 of cash and cash equivalents.

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

Item 2.  Changes in securities

During the second quarter of fiscal year 2001 there was a 4,736,459 increase in shares of common stock.

Item 3.  Defaults upon senior securities - Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company's security holders during the second quarter of fiscal year 2001.

Item 5.  Other Information - Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

None

(b) Reports on Form 8-K

A report was filed on Form 8-K related to the Company's Change of Certifying Accountant. The date of the report was September 26, 2001.

   The accompanying notes are an integral part of these financial statements.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report on Form 10QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Dated: November 19, 2001

                                            ADVANCED OPTICS ELECTRONICS, INC.



                                                 BY:/s/John J. Cousins
                                                    ---------------------------
                                                 John J. Cousins
                                                 Vice President of Finance
                                                 (Principal Accounting Officer)



                                                 BY:/s/Leslie S. Robins
                                                    ---------------------------
                                                 Leslie S. Robins
                                                 Executive Vice President
                                                 (Principal Executive Officer)


   The accompanying notes are an integral part of these financial statements.