Form 10KSB
period 2001-12-31
ADVANCED OPTICS ELECTRONICS INC
filed 2002-03-26
CIK 1020657

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2001       Commission file No. 0-24511

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

The issuer's revenues for its most recent fiscal year were $0.

The aggregate market value of the voting stock held by non-affiliates of the issuer on December 31, 2001 based upon the average bid and asked prices of such stock on that date was $1,940,096. The number of issuer's shares of Common Stock outstanding as of December 31, 2001 was 80,837,337.

Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                               ---     ---

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

The Company's principal offices are located at 8301 Washington NE, Suite 5, Albuquerque, New Mexico 87113, and its telephone number is (505) 797-7878.

Company Overview

     We are a developmental stage technology company with our primary focus on the development, production and sales of our large-scale flat panel displays, which utilize our patented technology. We are currently continuing our research and development of our product and the underlying technology, although we are in the process of making the transition from a developmental stage company to producing and selling our product. We plan to focus on producing and selling our large-scale flat panel displays for the outdoor advertising billboard industry, which represents the first time that our technology is available to this industry.

Company Background

     We were incorporated as a Nevada corporation on May 22, 1996. In November 1996, we acquired all the assets of PLZTech, Inc., including all of its patents and research and development activities. The transaction was accounted for as a purchase, and all assets acquired and liabilities assumed were recorded at their book values, as determined in accordance with generally accepted accounting principles. Intangible assets of PLZTech acquired in the purchase transaction were carried at historical book values. Research and development costs of PLZTech were expensed as incurred. PLZTech was incorporated in November 1992 in the state of Colorado and was engaged in the business of research and development of flat panel displays. Prior to our acquisition of the business and patents of PLZTech, we had minimal business activities and had essentially just started our own research and development activities.

Industry Background

     Our flat panel displays fit into a growing niche that is part of the broad visual communications market, which includes printing, photography, television, billboard, etc. In particular, our flat panel displays fit within the billboard sub-category of the broad visual communications market. Billboards include various niches commonly identified as painted signs, architectural signage, electric signs, programmable signs and large video displays. According to the Outdoor Advertising Association of America, outdoor advertising was a $5.2 billion industry in 2001, which was 2% higher than the previous year. The billboard segment of the outdoor advertising market represents 60% of total outdoor expenditures and topped $3.18 billion in 2001. We believe that the advantages of our flat panel displays for the outdoor advertising billboard industry will be significant. Our flat panel displays have the benefit in comparison to traditional printed billboards of providing dynamic, eye-catching ads and rapid change of display images from a remote site. Billboard companies could benefit by increasing revenues per sign by being able to sell the same space to different advertisers at different times during the day, with the ability to immediately access and change each sign via the remote site.
Advertisers could benefit substantially because they would be able to reach their target audience with greater precision.

Strategy

     After conducting extensive research in various industries, including laptop computers, high definition televisions and outdoor advertising billboards, to determine which market would be best suited for producing and selling products utilizing our technology, we decided to concentrate our complete attention and efforts on marketing to the outdoor electronic advertising billboard industry. According to the Outdoor Advertising Association of America, advertising space was sold on approximately 406,000 billboards in 2001. Our goal is to create a line of products utilizing our technology that is scalable both in terms of size and resolution to meet a wide range of requirements related to potential customers' economics, billboard locations and intended use.

     We believe that, due to the Highway Beautification Act, the number of billboards nationwide will not increase dramatically but should remain stable in the future. We expect that advertisers will increase their focus on securing and developing prime billboard locations. The customer base for billboards is diversifying as more advertisers are attracted to this media. Our market penetration analysis is based on capturing and converting existing sites in a stable market and expanding the indoor market.

     In September 2000, we received payment of $89,873 to produce and install two large-scale flat panel displays, which is the first commercial application of our electro-optic array technology. After the completion of these two flat panel displays, we intend to target the outdoor advertising billboard industry in phases.

     The first phase will be targeting the prime billboard locations that generate monthly advertising revenues of approximately $25,000 or more per location. It is estimated that there are approximately 700 of these locations in the United States and another 1,500 outside of the United States. We estimate that we could begin supplying flat panel displays to meet the initial demand for these locations within five to seven months of installing our first two flat panel displays under our existing commitment and obtaining funding for ongoing development and commercialization. Once demand in these prime locations has been met and increased manufacturing volumes have lowered the production costs per display, we will target the remaining outdoor advertising billboard market.

     Approximately 65% of billboards were booked for 12-month periods in 1999. Long-term contracts could potentially limit our access to the desired prime location sites during our start-up period. However, we believe that the trend is to use shorter-term contracts with significant turnover of advertisers, which favors the use of our flat panel displays because of the ease and speed with which images can be changed from a remote site. Revenues will be derived from a combination of direct sales of flat panel displays, owned and operated flat panel displays, leasing, licensing, and partnerships.

     Our management team has extensive experience in finance, marketing and research related to developing and rapidly growing technology businesses serving business customers.

Products and Markets

     Our primary initial product that will be marketed to users of the outdoor advertising industry is the flat panel display. Our flat panel displays will provide an image measuring approximately three meters by eight meters, which is similar in size to existing printed billboards. We believe that the major advantages of our flat panel displays include better viewing quality, affordability, customer system integrity, and an almost immediate change of display images from a remote site. Our flat panel displays are expected to be inexpensive to produce relative to alternative electronic billboard systems, none of which we believe can be scaled up or down as effectively and efficiently as our products. We believe that our flat panel displays and underlying software system represent an innovative approach to advertising that take advantage of the recent technological convergence of billboard media, broadcast media and the Internet.

     Our principal product market consists of the outdoor advertising billboard industry, which until now has primarily relied on printed billboards for outdoor advertising. We believe that the user base for outdoor billboards is diversifying and growing as more advertisers are attracted to this medium of advertising, and this industry is experiencing rapid consolidation through mergers and acquisitions driven by the larger billboard companies. Our product and marketing strategy includes leveraging the underlying growth and excellent fundamentals of the existing outdoor advertising market. We anticipate that this strategy will also create a new segment of the outdoor advertising billboard market for our flat panel displays. We have completed a film that is being distributed as a marketing tool throughout the outdoor advertising billboard industry to potential purchasers of our flat panel displays both in the United States and internationally.

     In addition, there are other markets and applications that represent opportunities for additional sources of business, and we are beginning to explore these markets and applications, such as e-cinema, lighting sources, stadium and sports applications and systems, control and status monitoring.

Suppliers and Availability of Raw Materials

     We have identified at least six suppliers of the basic components of our systems. We anticipate this technology to develop and mature rapidly in the next year, which will create more suppliers, lower prices and greater availability. We are continually evaluating suppliers of subassemblies and components and researching alternatives. We are sensitive not only to the quality and cost of the parts and pieces supplied but also the strategic importance of multiple supplier relationships.

Manufacturing, Distribution, Installation and Maintenance of Our Products

     We have limited established commercial manufacturing facilities for the production of our flat panel displays, although we intend to establish a larger manufacturing facility for assembling our flat panel displays in preparation for larger scale operations. Our flat panel displays will be shipped directly from our manufacturing facilities to our customers, and we intend to promote, market and sell our products through direct sales channels. Our plan is to install the first 10 to 20 flat panel displays that we sell. We also plan to maintain and repair our products for a specific warranty period and offer maintenance contracts beyond the warranty period. In addition, we intend to investigate the possibility of contracting with United States and international third party service providers for on-site installation, maintenance and repair of our flat panel displays.

Customers

According to the Outdoor Advertising Association of America, there were 210,000 30-sheet billboards that measure approximately 12 feet by 24 feet and 140,000 8-sheet billboards that measure approximately 6 feet by 12 feet in the United States in 2001. We believe that many of these billboards represent retrofit sites for the installation of our flat panel displays.

     It is estimated that the four leaders in this industry account for approximately half of the outdoor advertising billboard market and the top ten billboard owners represent 61% of this market. The 39% that constitutes the balance of the outdoor advertising billboard market is composed of smaller individual companies that nevertheless control prime high-traffic billboard locations and, as such, represent a significant component of our target market. We consider these companies to be our potential primary customers. In addition to upgrading their billboard sites to attract higher revenue generating advertising accounts, we believe that these potential customers are considering new potential outdoor venues in locations such as Times Square in New York City, which would be an additional source of revenue for us. Media companies have been acquiring billboard owners in order to offer packages of television, radio and newly acquired outdoor space to advertisers. We believe that the concentration of ownership and the convergence of media are beneficial trends to market and sell our flat panel.

     We intend to initiate customer contact by directly communicating with potential customers, including the four leaders of the outdoor advertising billboard industry, and providing them a marketing film that we have produced about our flat panel displays. We are developing a marketing department to initiate contact, process each transaction and coordinate with our manufacturing department for production and delivery of our flat panel displays.

Competition

     We will compete with the existing billboard techniques of hand painted or printed and pasted signs. Recently, there has been a trend toward creating the art digitally, but these images are still printed on large sheets and pasted up in the same manner as before World War I. We believe these forms of billboard presentations will only be viable in low density, low traffic areas. In comparison, our flat panel displays include high brightness, full color, superior image quality, wide viewing angle with excellent outdoor readability, relatively low cost compared with competing electronic billboard technologies, high reliability and rapid change of display images from a remote site.

     We will compete against other established forms of electronic display technology, and we believe that our products and technologies will continue to face substantial competition as the market and technologies evolve. Existing and potential competitors such as Toshiba, Sharp, Hitachi and Mitsubishi may possess substantially greater product development capabilities and financial, technical, marketing or human resources than we do. These companies manufacture electronic displays that utilize liquid crystal displays, or passive LCD technology, and cathode ray tubes, or CRT technology, which currently dominate the electronic billboard market. However, we believe that the products based on these technologies are limited and new technologies being developed, including ours, will significantly improve the performance of electronic displays in the future and displace existing products in the electronic billboard market. Many companies, including Daktronics, Inc., SI Diamond Technology, Inc. and Universal Display Corporation have, or are developing, other technologies utilizing carbon field emissions, incandescent lamps, inorganic electroluminescence, organic light emitting diodes, polymeric light emitting diodes, gas plasma and vacuum fluorescent lamps. Furthermore, although we believe our products will be superior to established advertising billboard products, we cannot assure you that business customers will prefer our technology sufficiently to be willing to pay for it at the price at which it will be offered. We recently set the sales prices of our flat panel displays measuring approximately three meters by two meters and three meters by eight meters at $395,000 and $1,490,000, respectively.

     We believe that the technologies that we have developed are superior to other existing technologies when combining the issues of brightness, image quality and cost required for electronic billboards. Other existing technologies that we compete with include:

     o Low resolution devices which have a grainy picture and do not allow certain colors to be viewed in direct sunlight and have a high initial cost;

     o    Incandescent bulbs that are high maintenance and offer poor graphics;

     o Electromechanical systems that have poor image qualities and limited colors; and

     o CRT's and passive LCD's that have a long useful life and an existing manufacturing base, but are expensive to produce.

     We believe that our flat panel displays utilizing our display technology offers numerous advantages and features in comparison to the existing products of our competitors currently available, including:

     o The brightest electronic billboard display at 35,000 nits and the widest viewing angle;

     o The smallest dot pitch for outdoor large-scale displays at eight millimeter dot pitch, providing high definition television picture quality;

     o 24-bit true color and full motion video at up to 120 frames per second;

     o Broadcast and simulcast applications including real-time live video and streaming video feeds with operation from a remote site;

     o Use of digital visual interface, or DVI, industry standard protocol for high speed data linking and digital video interfacing;

     o Satellite linkage for the ability to operate multiple flat panel displays from a single remote site;

     o Modular assembly in one meter increments for scaleable and shapeable architectures and ease of transportability for mobile operations and use; and

     o Weather resistance for outdoor applications and a continual use life of at least five years;

Intellectual Property and Other Proprietary Rights

     Advanced Optics holds the following patents and patents pending:

     o Patent #5,198,920 relating to a Transverse Pixel Formation for Spatial Light Modulator.

     o Patent pending that relates to an Electro-Optic Array. The Electro-Optic Array describes a high-density, high-resolution array that can be selectively activated by low induced voltages to alter a light beam passing through the array of valves. This proprietary technology that we developed also relates to a process for manufacturing such a high-density array using semiconductor-type processing equipment and techniques. This manufacturing process constitutes a significant improvement over prior techniques by using semiconductor processing technology to further increase pixel density and reduce activation voltage.

     o Patent pending for Light Emitting Diode Configuration for Large-Scale Displays includes a pulse width modulation scheme for light emitting diode, or LED, illumination, a data distribution scheme that allows greater ease and economy in manufacturing and assembly, and a current source circuit that allows for a design with lower power requirements.

     Our success will depend on our ability to protect our proprietary technology and other intellectual property rights. We acquired the patent relating to the transverse pixel format when we acquired all the assets of PLZTech, Inc. in November 1996. The patent pending that relates to the Electro-Optic Array was assigned to us by its inventor in February 2000, and the patent pending that relates to the LED Configuration for Large-Scale Displays was assigned to us by its inventors in February 2001. The inventors who assigned each of these patents pending to us are employees of Advanced Optics. Although we have been awarded the patent and have filed two applications for patents, the degree of protection offered by these patents or the likelihood that pending patents will be issued is uncertain. Any unauthorized use of our proprietary technology could result in costly and time-consuming litigation to enforce our proprietary rights.

Research and Development Activities

In fiscal 2001, which ended December 31, 2001, $105,908 was spent on research and development activities. In 2000 $732,029 was spent on research and development activities. This reduction reflects our transition from development to production and manufacturing. We believe, however, that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to increase significantly in future periods. We expense product development costs as they are incurred.

Employees

As of December 31, 2001, the Company has approximately 10 full-time employees and two part-time employee. The Company also contracted with other personnel and subcontractors for various projects on an as-needed basis.

ITEM 2. DESCRIPTION OF PROPERTY

The company leases its headquarters facility of 7,500 square feet at 8301 Washington NE, Suite 5 in Albuquerque, New Mexico. This includes the executive offices, research and development facility and manufacturing plant. The facility is in good condition with no material defects or deferred maintenance. The facility is leased from unaffiliated third parties under a lease that is currently on month to month status. Management is in the process of negotiating for a larger and more efficient space.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceeding, the adverse outcome of which, in management's opinion, would have a material adverse effect on the Company's operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2001.

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

                                     Common Stock Bid
                                     ----------------
                                    High           Low
                                    ----           ---
Fiscal 2000:
                1st Quarter        $1.53         $.687
                2nd Quarter         1.09          .406
                3rd Quarter          .60          .285
                4th Quarter          .46           .21

Fiscal 2001:
                1st Quarter        $0.26         $0.11
                2nd Quarter         0.16          0.05
                3rd Quarter        0.085         0.028
                4th Quarter         0.04          0.02

As of December 31, 2001 the Company estimates that there were approximately 13,000 shareholders directly and in street name. The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the near future.

ITEM 6.  MANAGEMENT DISCUSSION AND ANALYSIS

Liquidity and Capital Resources

The Company relies upon the current placement of its securities to provide capital for its development of prototype units and manufacturing operations. The Company's holding in BioModa, Inc will provide additional liquidity.

BioModa is a biomedical development company. The Company's ownership of BioModa, as of December 31, 2001, was 13.6%. No immediate family members of officers or directors of Advanced Optics Electronics, Inc. are securities holders of BioModa with the exception of Harold Herman, who is a director of Advanced Optics Electronics, Inc. and a small minority shareholder in BioModa. The recoverability of the investment in Bio Moda, Inc. is supported by two recent private placements that were completed at a share price greater than the carrying value of the asset.

It is believed that sales of securities will provide adequate capital resources to meet the anticipated developmental stage requirements through the first half of fiscal year 2002. At that time it is anticipated that sales of displays will begin and contribute to operating revenues.

During the fiscal year ended December 31, 2001 $30,349 was spent for the purchase of equipment. $23,800 was realized from the sale of equipment no longer required for the Company's operation. Product development expenditures were $105,908 in 2001. Funds for operations, product development and capital expenditures were provided from the sale of securities and cash reserves.

In August 1998 Advanced Optics Electronics, Inc. entered into a lease agreement for the financing of equipment for the development of its flat panel display systems. The Company is required to repay the $101,000 in equal monthly payments of the lease. Monthly payments on the lease are approximately $2,850. The term of the lease is 3 years and is backed by the credit of the Company. This obligation was satisfied and paid in full during the second quarter 2001.

Results of Continuing Operations

Fiscal 2001 Compared to Fiscal 2000

Contract Revenue. During the quarter ended March 31, 2001, the Company changed the accounting for our contract to the completed contract method. According to this way of accounting for contracts, we are booking no revenue until the completion of the contract. Please note that the revenue for the same period in 2000 has been restated and is now $0. Billings and collections through December 31, 2001 have totaled $89,873.

Product Development. Product development expenses consist primarily of personnel expenses, consulting fees and depreciation of the equipment associated with the development and enhancement of our flat panel displays. Research development and technical costs decreased to $105,908 in 2001 from $732,029 in 2000. This reduction reflects our transition from development to production and manufacturing. We believe, however, that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to increase significantly in future periods. We expense product development costs as they are incurred.

General and Administrative. General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel, general corporate activities, and the depreciation and amortization of office furniture and leasehold improvements. General and administrative costs decreased to $1,059,599 in 2001 from $2,364,975 in 2000 due to decreases in salary expense and professional fees. Due to the growth of our business and continuing expansion of our staff, we expect general and administrative costs to increase in the future. The costs associated with being a publicly traded company will also be a contributing factor to increases in this expense.

Other Income (Expense). Other income (expense) consists of interest and other income and expense. Interest income increased to $25,626 in 2001 from $18,614 in 2000. The increase in interest income was due to an increase in our average net cash and cash equivalents balance. Interest expense decreased to $280,695 in 2001 from $418,969 in 1999. The decrease in interest expense is due primarily to reduced non-cash charges to interest expense from the accounting calculation of the intrinsic value of the conversion feature of the convertible debenture financings that were done during 2001 as compared to 2000.

Fiscal 2000 Compared to Fiscal 1999

Contract Revenue. No contract revenue has been recognized in connection with our contract to produce and install two electronic outdoor advertising billboards, which is being accounted for using the completion of contract method of accounting. Please note that the Company changed the accounting for our contract to the completed contract method during the quarter ended March 31, 2001.

Product Development. Product development expenses consist primarily of personnel expenses, consulting fees and depreciation of the equipment associated with the development and enhancement of our flat panel displays. Research development and technical costs increased 206% to $732,029 in 2000 from $239,029 in 1999. The increase in these costs is due primarily to increased research and development efforts and activities. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to increase significantly in future periods. We expense product development costs as they are incurred.

General and Administrative. General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel, general corporate activities, and the depreciation and amortization of office furniture and leasehold improvements. General and administrative costs increased 20% to $2,364,975 in 2000 from $1,952,600 in 1999 due to increases in salary expense related to increased personnel and increases in professional fees. Due to the growth of our business and continuing expansion of our staff, we expect general and administrative costs to increase in the future. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

Other Income (Expense). Other income (expense) consists of interest and other income and expense. Interest income increased to $18,614 in 2000 from $10,865 in 1999. The increase in interest income was due to an increase in our average net cash and cash equivalents balance. Interest expense increased to $418,969 in 2000 from $229,432 in 1999. The increase in interest expense is due primarily to non-cash charges to interest expense from the accounting calculation of the intrinsic value of the conversion feature of the convertible debenture financings that were done during 2000.

Accounting Matters

The Financial Accounting Standards Board ("FASB") periodically issues accounting standards, which may affect the financial accounting or disclosures of the Company. There are no accounting standards that have been issued, but not yet adopted by the Company, which would have a material effect on the financial position or results of operation of the Company.

ITEM 7. FINANCIAL STATEMENTS

     The financial statements and notes thereto, together with the report thereon of Atkinson & Co., Ltd. (the Company's accountants) dated January 31, 2002, included elsewhere in this report, are incorporated by reference in answer to this Item 7. Please note that the financial statements for the years ended December 31, 1999 and 2000 have been retroactively restated to give effect to a change in accounting for the Company's long-term contract. This change had no effect on net loss or net loss per share. Additionally, the financial statements for the year ended December 31, 2000 have been restated to give effect to a change in estimate of the Company's deferred tax asset, a change in the amount of intrinsic value of convertible instruments charged to interest expense, and changes in estimated useful lives of intangible assets. The effect of these changes was to increase net loss for the year ended December 31, 2000 by $627,938, and to increase net loss per share by $0.01.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company changed accountants from Neff & Ricci to Atkinson & Co., Ltd. in the first quarter of 2001 prior to the preparation of the 2000 audit. The Company filed an 8K disclosing the change.

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth information, as of December 31, 2001, concerning the Company's directors and executive officers:

Name                 Age   Position                                Since
Michael Pete         57    President, Treasurer, Director          July 1994
Leslie S. Robins     63    Exec. Vice Pres., Secretary, Chairman   November 1992
John J. Cousins      45    Vice President-Finance                  June 1999
Harold C. Herman     75    Director                                December 1998
Richard Josephberg   54    Director                                April 2000

Michael Pete has been President, and a director of the Company since May 1996, and prior to joining us, he served in the same capacities with the Company's predecessor, PLZ Tech, since July 1994. From 1990 to 1994, Mr. Pete was President of SEES New Mexico Inc., working with federal research and development labs in Los Alamos and Sandia to create and implement information management systems. From 1982 to 1990, Mr. Pete was President of Phoenix Filtration Systems, and from 1979 to 1981, he was a technical management consultant in the Office of the Secretary for the United States Department of Energy. From 1977 to 1979, Mr. Pete was a project manager for the consulting firm of Booz, Allen and Hamilton, and from 1975 to 1977, he was Office Director of the Low Income Weatherization Federal Energy Administration in Washington, D.C. Mr. Pete has a B.A. from Williams College and attended Stanford University Graduate School of Business and Political Science.

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

John J. Cousins, Vice President of Finance and Treasurer - Mr. Cousins began his business career as a design engineer for Ampex Corp and the American Broadcasting Company. After receiving his MBA from the Wharton School he held several senior financial management positions focusing on capital markets and business development. He holds undergraduate degrees from Boston University and the Lowell Institute School at MIT.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table discloses the annual and long-term compensation earned for services rendered in all capacities by the Company's Chairman of the Board and President and the Company's other most highly compensated executive officers for 1999, 2000 and 2001:

SUMMARY COMPENSATION TABLE

                                                                          Long-Term Compensation
                                  Annual Compensation                             Awards
                                  -------------------                    -------------------------
                                                        Other Annual                    Securities
                                                        Compensation     Restricted     Underlying      LTIP     All Other
                                                        (1)             Stock Award(s)    Options      Payouts  Compensation
                                                        ------------    -------------   ----------     -------  ------------
Name and
Principal Position     Year        Salary      Bonus          ($)            ($)           (#)            ($)         ($)
                                    ($)         ($)
                       ----        ------      -----          ---            ---           ---            ---         ---
Michael Pete,
President,
Director
                       2001      $  15,600
                       2000      $  38,700       --            --               --          275,000        --          --
                       1999      $  36,000       --            --         $  7,350          800,000        --          --
                      --------------------------------------------------------------------------------------------------------
Leslie S. Robins,
Chairman of the
Board and Exec. VP
                       2001      $  62,133                $10,387(1)
                       2000      $  82,830       --        $8,986(1)            --        4,850,000        --          --
                       1999      $ 109,340       --        $7,352(1)      $ 131,915       5,000,000        --          --
                      --------------------------------------------------------------------------------------------------------
John J. Cousins,
VP Finance
                       2001      $ 109,406
                       2000      $  95,072       --            --               --          400,000        --          --
                       1999      $  41,495       --            --         $  3,375          300,000        --          --
                      --------------------------------------------------------------------------------------------------------

(1) Represents the amount of an automobile lease for the benefit of Mr. Robins.

OPTION GRANTS IN FISCAL YEAR 2001

No options were granted in fiscal year 2001.

----------------------- --------------------- -------------------- --------------------- --------------------
Name                    Number of             % of Total Options   Exercise Price        Expiration Date
                        Securities            Granted to
                        Underlying Options    Employees in
                        and Warrants          Fiscal Year(1)       ($/Sh)
----------------------- --------------------- -------------------- --------------------- --------------------


                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 2001
                     AND OPTION VALUES AT DECEMBER 31, 2001

The following table provides summary information concerning the shares of common stock represented by outstanding stock options held by our Chief Executive Officer and two other executive officers as of December 31, 2001.

                             Year-End Option Values

                                                          Number of Securities Underlying         Value of Unexercised
                                                                Unexercised Options               In-the-Money Options
                                                                December 31, 2001(1)              December 31, 2001(1)
                                                       -----------------------------------    -----------------------------
                      Shares Aqcuired   Value                                                 Exercisable   Unexercisable
Name                  on Exercise (#)   Realized ($)   Exercisable (#)   Unexercisable (#)        ($)              ($)
----                  ---------------   ------------   ---------------   -----------------    -----------    --------------
Michael Pete                                                575,000             --                 --                --
Leslie Robins         1,850,000         $ 715,500         2,050,000             --                 --                --
John Cousins                                                600,000             --                 --                --

-------------------
(1) The value of the unexercised "in-the-money" options is based on the fair market value as of December 31, 2001 (the closing price on 12/31/01 was $0.024) minus the exercise price, multiplied by the numbers of shares underlying the option.

                            LONG-TERM INCENTIVE PLANS

As of December 31, 2001 there is no long-term incentive plan.


                              Director Compensation

Non-employee directors of the Company received in 2001 a $1500 annual retainer and $1500 for each board meeting attended.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENIFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company's Common Stock as of December 31, 2001 by (1) each person known to the Company to beneficially own more than five percent of the Company's Common Stock, (2) each Director, (3) the Named Executive Officers, and (4) all Directors and executive officers as a group. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to the knowledge of the Company, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable. As of December 31, 2001 there were 80,758,043 shares outstanding.

                                                                               Percent
                                                        Number of Shares     Beneficially
            Name of Beneficial Owner (1)               Beneficially Owned      Owned
            ----------------------------               ------------------      -----
Leslie Robins.......................................      14,731,546(2)        18.24%
Michael Pete........................................       1,250,000(3)         1.55%
John Cousins........................................         850,000(4)         1.05%
Harold Herman.......................................       1,379,778(5)         1.71%
Richard A. Josephberg...............................         200,000(6)         *
All directors and executive officers as a group (5
persons)                                                  14,281,500

------------------
     *Less than 1.0%.

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

     (5) Includes 225,000 shares of common stock issuable upon exercise of options which are currently exercisable and 600,000 shares of common stock issuable upon exercise of warrants which are currently exercisable..

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


                               Reports on Form 8-K

During the 2001 fiscal year, the Company filed a report on Form 8-K relating to its change of accountants from Neff & Ricci to Atkinson & Co.

                   Appendix A to Item 601(c) of Regulation S-B
                       Commercial and Industrial Companies
                           Article 5 of Regulation S-X

      Item Number                              Item Description                          Amount
      -----------                              ----------------                          ------
5-02(1)                  Cash and cash items                                               $90,863
5-02(2)                  Marketable securities                                                 N/A
5-02(3)(a)(1)            Notes and accounts receivable-trade                            $1,570,564
5-02(4)                  Allowances for doubtful accounts                                      N/A
5-02(6)                  Inventory                                                             N/A
5-02(9)                  Total current assets                                           $1,661,427
5-02(13)                 Property, plant and equipment                                    $194,698
5-02(14)                 Accumulated depreciation                                       ($224,745)
5-02(18)                 Total assets                                                   $2,219,560
5-02(21)                 Total current liabilities                                      $1,211,196
5-02(22)                 Bonds, mortgages and similar debt                              $1,757,821
5-02(28)                 Preferred stock-mandatory redemption                                  N/A
5-02(29)                 Preferred stock-no mandatory redemption                               N/A
5-02(30)                 Common stock                                                      $80,837
5-02(31)                 Other stockholder's equity                                      8,909,918
5-02(32)                 Total liabilities and stockholder's equity                     $2,219,560
5-03(b)1(a)              Net sales of tangible products                                         $0
5-03(b)1                 Total revenues                                                         $0
5-03(b)2(a)              Cost of tangible goods sold                                    $1,393,073
5-03(b)2                 Total costs and expenses applicable to sales and revenues      $1,736,073
5-03(b)3                 Other costs and expenses                                         $249,069
5-03(b)5                 Provision for doubtful accounts and notes                             N/A
5-03(b)8                 Interest and amortization of debt discount                     ($280,695)
5-03(b)10                Income before taxes and other items                          ($1,985,142)
5-03(b)11                Income tax expense                                                    N/A
5-03(b)14                Income/loss continuing operations                            ($1,985,142)
5-03(b)15                Discontinued operations                                               N/A
5-03(b)17                Extraordinary items                                                   N/A
5-03(b)18                Cumulative effect-changes in accounting principals                    N/A
5-03(b)19                Net income or loss                                           ($1,985,142)
5-03(b)20                Earnings per share - primary                                     ($0.028)
5-03(b)20                Earnings per share - fully diluted                                    N/A

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 21, 2002

ADVANCED OPTICS ELECTRONICS, INC.

                                 BY:/s/John J. Cousins
                                    ------------------
                                 John J. Cousins
                                 Vice President of Finance
                                 (Principal Accounting Officer)


                                 BY:/s/Leslie S. Robins
                                    -------------------
                                 Leslie S. Robins
                                 Executive Vice President
                                 (Principal Executive Officer)

       FINANCIAL STATEMENTS AND REPORT
       OF INDEPENDENT CERTIFIED
       PUBLIC ACCOUNTANTS

                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                December 31, 2001

                                    CONTENTS

                                                                            Page

      REPORT OF INDEPENDENT CERTIFIED PUBLIC
      ACCOUNTANTS............................................................1

      FINANCIAL STATEMENTS

        BALANCE SHEET........................................................2

        STATEMENTS OF OPERATIONS.............................................3

        STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT........................4

        STATEMENTS OF CASH FLOWS...........................................5-6

        NOTES TO FINANCIAL STATEMENTS.....................................7-20

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Advanced Optics Electronics, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Advanced Optics Electronics, Inc. (A Development Stage Company), as of December 31, 2001, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2001 and 2000 and for the period from May 22, 1996 (inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Advanced Optics Electronics, Inc. for the 1998 and 1999 portions of the period from inception (May 22, 1996) through December 31, 2001, were audited by other auditors whose reports dated February 18, 2000 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Optics Electronics, Inc. (A Development Stage Company) as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, and for the 1996, 1997, 2000 and 2001 portions of the period from Inception (May 22, 1996) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


Atkinson & Co., Ltd.
Albuquerque, New Mexico
January 31, 2002

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

BALANCE SHEET

                                December 31, 2001

                                     ASSETS

     CURRENT ASSETS
       Cash and cash equivalents                                                  $    90,863
       Costs and estimated earnings in excess of
         billings on uncompleted contract                                           1,570,564
                                                                                  -----------

           Total current assets                                                     1,661,427
                                                                                  -----------

     PROPERTY AND EQUIPMENT, net                                                      194,698
                                                                                  -----------

     DEFERRED TAX ASSET                                                                    --
                                                                                  -----------

     OTHER ASSETS
       Intangible assets, net                                                          32,076
       Investment in Bio Moda, Inc.                                                   207,335
       Other assets                                                                    79,836
       Note receivable from officer and shareholder                                    44,188
                                                                                  -----------

           Total other assets                                                         363,435
                                                                                  -----------

           Total assets                                                           $ 2,219,560
                                                                                  ===========

     LIABILITIES AND STOCKHOLDERS' DEFICIT

   CURRENT LIABILITIES
     Accounts payable                                                             $   202,501
     Accrued liabilities                                                               71,058
     Current portion of long-term
       debt                                                                            29,637
     Allowance for loss on contract                                                   908,000
                                                                                  -----------

           Total current liabilities                                                1,211,196
                                                                                  -----------

   LONG-TERM DEBT, less current portion                                                16,584

   CONVERTIBLE DEBENTURES                                                           1,757,821

   STOCKHOLDERS' EQUITY
     Common stock - Authorized 150,000,000 shares, $.001 par value;
       80,837,337 shares issued and 80,520,537
       shares outstanding                                                              80,837
     Additional paid-in capital                                                     8,909,918
     Deficit accumulated during the development stage                              (9,492,580)
     Treasury stock, at cost                                                          (70,789)
     Notes receivable from officer for exercise of stock options                     (193,427)
                                                                                  -----------

           Total stockholders' deficit                                               (766,041)
                                                                                  -----------

           Total liabilities and stockholders' deficit                            $ 2,219,560
                                                                                  ===========



   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                     Years ended December 31, 2001 and 2000
                  and the Period from May 22, 1996 (Inception)
                            through December 31, 2001

                                                                                             May 22, 1996
                                                                                              (Inception)
                                                                                                Through
                                                                                              December 31,
                                                          2001                2000                2001
                                                     ------------        ------------        ------------
   Revenues
     Contract revenue                                $         --        $         --        $         --

   Costs and expenses
     General and administrative                        (1,059,595)         (2,364,975)         (5,997,305)
     Research and development                            (105,908)           (732,029)         (1,266,084)
     Asset impairment                                    (227,570)                 --            (227,570)
                                                     ------------        ------------        ------------

       Total costs and expenses                        (1,393,073)         (3,097,004)         (7,490,959)

   Estimated loss on contract                            (343,000)           (384,183)           (908,000)
                                                     ------------        ------------        ------------

   Operating loss                                      (1,736,073)         (3,481,187)         (8,398,959)
                                                     ------------        ------------        ------------

   Other income (expenses)
     Interest income                                       25,626              18,614              55,956
     Gain (loss) on marketable
       equity securities                                       --               4,191             (29,368)
     Other investment gains                                    --              59,784              59,784
     Loss on Bio Moda, Inc.                                    --                  --            (176,510)
     Gain (loss) on disposal of assets                      6,000             (10,306)             (4,306)
     Interest expense                                    (280,695)           (418,969)           (936,157)
                                                     ------------        ------------        ------------

       Total other expenses                              (249,069)           (346,686)         (1,030,601)
                                                     ------------        ------------        ------------

       Net loss before cumulative effect of
         change in accounting principle                (1,985,142)         (3,827,873)         (9,429,560)
                                                     ------------        ------------        ------------

   Cumulative effect of change in
     accounting principle                                      --                  --             (63,020)

   Provision for income tax benefit                            --                  --                  --
                                                     ------------        ------------        ------------

       Net loss                                      $ (1,985,142)       $ (3,827,873)       $ (9,492,580)
                                                     ============        ============        ============

   Net loss per share before cumulative effect
     of change in accounting principle               $      (.028)       $      (.066)       $      (.291)

   Cumulative effect of change in
     accounting principle                                      --                  --               (.002)
                                                     ------------        ------------        ------------

   Net loss per share                                $      (.028)       $      (.066)       $      (.293)
                                                     ============        ============        ============

   Weighted average shares outstanding                 70,190,322          58,029,724          32,435,598
                                                     ============        ============        ============

   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                  For the Period from May 22, 1996 (Inception)
                            through December 31, 2001

                                                                             Common Stock                    Preferred Stock
                                                                   ------------------------------         -----------------------
                                                                                           Par                              Par
                                                                      Shares              Value            Shares          Value
                                                                   -----------           --------         --------        -------
Balance, May 22, 1996                                                       --           $     --             --           $--
Stock issued to incorporators for cash                                 500,000                500             --            --
Stock issued for the net assets of PLZ Tech, Inc.                    4,500,000              4,500             --            --
Net loss                                                                    --                 --             --            --
                                                                   -----------           --------           ----           ---
Balance, December 31, 1996                                           5,000,000              5,000             --            --
Stock issued for cash and services                                   2,281,212              2,281             --            --
Net loss                                                                    --                 --             --            --
                                                                   -----------           --------           ----           ---
Balance, December 31, 1997                                           7,281,212              7,281             --            --
Stock issued for cash                                               10,979,275             10,979             --            --
Stock issued for services                                            2,751,000              2,751             --            --
Stock issued in exchange for note receivable                           315,000                315             --            --
Purchase and retirement of treasury stock                             (472,200)              (472)            --            --
Net loss                                                                    --                 --             --            --
                                                                   -----------           --------           ----           ---
Balance, December 31, 1998                                          20,854,287             20,854             --            --
Stock issued for cash                                                8,681,624              8,682             --            --
Stock issued for services                                           17,094,313             17,094             --            --
Intrinsic value of beneficial conversion feature of notes
  Payable                                                                   --                 --             --            --
Fair value of warrants related to notes payable                             --                 --             --            --
Purchase and retirement of treasury stock                             (489,251)              (489)            --            --
Purchase of treasury stock                                                  --                 --             --            --
Sale of treasury stock                                                      --                 --             --            --
Net loss                                                                    --                 --             --            --
                                                                   -----------           --------           ----           ---
Balance, December 31, 1999                                          46,140,973             46,141             --            --
Stock issued for cash                                                  782,000                782            710             1
Stock issued for services                                            3,955,202              3,955             --            --
Purchase of treasury stock                                                  --                 --             --            --
Sale of treasury stock                                                      --                 --             --            --
Exercise of stock options for notes receivable                       1,850,000              1,850             --            --
Amortization of discount on convertible preferred stock                     --                 --             --            --
Exercise of preferred stock conversion feature                       9,200,000              9,200             --            --
Issuance of convertible debentures                                          --                 --             --            --
Exchange of preferred stock for convertible debentures                      --                 --           (710)           (1)
Net loss                                                                    --                 --             --            --
                                                                   -----------           --------           ----           ---
Balance, December 31, 2000                                          61,928,175             61,928             --            --
Stock issued for cash                                                1,382,778              1,383             --            --
Stock issued for services                                           10,461,498             10,461             --            --
Purchase of treasury stock                                                  --                 --             --            --
Amortization of discount on convertible preferred stock                     --                 --             --            --
Stock issued upon debt conversion                                    7,064,886              7,065             --            --
Net loss                                                                    --                 --             --            --
                                                                   -----------           --------           ----           ---

Balance, December 31, 2001                                          80,837,337           $ 80,837             --           $--
                                                                   ===========           ========           ====           ===


                                                                         Treasury Stock
                                                                   --------------------------
                                                                                                         Additional
                                                                                                           Paid-In
                                                                    Shares             Cost               Capital
                                                                   ---------         ---------          -----------
Balance, May 22, 1996                                                    --           $     --           $        --
Stock issued to incorporators for cash                                   --                 --                24,500
Stock issued for the net assets of PLZ Tech, Inc.                        --                 --               281,096
Net loss                                                                 --                 --                    --
                                                                   --------           --------           -----------
Balance, December 31, 1996                                               --                 --               305,596
Stock issued for cash and services                                       --                 --               362,720
Net loss                                                                 --                 --                    --
                                                                   --------           --------           -----------
Balance, December 31, 1997                                               --                 --               668,316
Stock issued for cash                                                    --                 --             1,281,728
Stock issued for services                                                --                 --               293,719
Stock issued in exchange for note receivable                             --                 --                28,685
Purchase and retirement of treasury stock                                --                 --               (39,913)
Net loss                                                                 --                 --                    --
                                                                   --------           --------           -----------
Balance, December 31, 1998                                               --                 --             2,232,535
Stock issued for cash                                                    --                 --               855,101
Stock issued for services                                                --                 --             1,469,320
Intrinsic value of beneficial conversion feature of notes
  Payable                                                                --                 --               174,610
Fair value of warrants related to notes payable                          --                 --               125,000
Purchase and retirement of treasury stock                                --                 --               (10,643)
Purchase of treasury stock                                         (229,000)           (41,760)                   --
Sale of treasury stock                                               85,000             11,130                24,334
Net loss                                                                 --                 --                    --
                                                                   --------           --------           -----------
Balance, December 31, 1999                                         (144,000)           (30,630)            4,870,257
Stock issued for cash                                                    --                 --             1,012,710
Stock issued for services                                                --                 --             1,726,197
Purchase of treasury stock                                          (63,500)           (46,486)                   --
Sale of treasury stock                                              142,400             22,542                54,771
Exercise of stock options for notes receivable                           --                 --               220,150
Amortization of discount on convertible preferred stock                  --                 --               159,677
Exercise of preferred stock conversion feature                           --                 --               533,678
Issuance of convertible debentures                                       --                 --               263,830
Exchange of preferred stock for convertible debentures                   --                 --              (641,780)
                                                                         --                 --               (59,583)
Net loss                                                                 --                 --                    --
                                                                   --------           --------           -----------
Balance, December 31, 2000                                          (65,100)           (54,574)            8,139,907
Stock issued for cash                                                    --                 --                66,844
Stock issued for services                                                --                 --               412,284
Purchase of treasury stock                                         (251,700)           (16,215)                   --
Amortization of discount on convertible preferred stock                  --                 --               143,875
Stock issued upon debt conversion                                        --                 --               147,008
Net loss                                                                 --                 --                    --
                                                                   --------           --------           -----------
Balance, December 31, 2001                                         (316,800)          $(70,789)          $ 8,909,918
                                                                   ========           ========           ===========



                                                                   Equity (Deficit)          Notes               Total
                                                                     During the           Receivable          Stockholders'
                                                                    Development              From                Equity
                                                                       Stage                Officer             (Deficit)
                                                                   --------------         -----------         ------------
Balance, May 22, 1996                                                $        --           $      --           $        --
Stock issued to incorporators for cash                                        --                  --                25,000
Stock issued for the net assets of PLZ Tech, Inc.                             --                  --               285,596
Net loss                                                                 (76,902)                 --               (76,902)
                                                                     -----------           ---------           -----------
Balance, December 31, 1996                                               (76,902)                 --               233,694
Stock issued for cash and services                                            --                  --               365,001
Net loss                                                                 (84,690)                 --               (84,690)
                                                                     -----------           ---------           -----------
Balance, December 31, 1997                                              (161,592)                 --               514,005
Stock issued for cash                                                         --                  --             1,292,707
Stock issued for services                                                     --                  --               296,470
Stock issued in exchange for note receivable                                  --                  --                29,000
Purchase and retirement of treasury stock                                     --                  --               (40,385)
Net loss                                                                (752,111)                 --              (752,111)
                                                                     -----------           ---------           -----------
Balance, December 31, 1998                                              (913,703)                 --             1,339,686
Stock issued for cash                                                         --                  --               863,783
Stock issued for services                                                     --                  --             1,486,414
Intrinsic value of beneficial conversion feature of notes
  Payable                                                                     --                  --               174,610
Fair value of warrants related to notes payable                               --                  --               125,000
Purchase and retirement of treasury stock                                     --                  --               (11,132)
Purchase of treasury stock                                                    --                  --               (41,760)
Sale of treasury stock                                                        --                  --                35,464
Net loss                                                              (2,765,862)                 --            (2,765,862)
                                                                     -----------           ---------           -----------
Balance, December 31, 1999                                            (3,679,565)                 --             1,206,203
Stock issued for cash                                                         --                  --             1,013,493
Stock issued for services                                                     --                  --             1,730,152
Purchase of treasury stock                                                    --                  --               (46,486)
Sale of treasury stock                                                        --                  --                77,313
Exercise of stock options for notes receivable                                --            (193,427)               28,573
Amortization of discount on convertible preferred stock                       --                  --               159,677
Exercise of preferred stock conversion feature                                --                  --               542,878
Issuance of convertible debentures                                            --                  --               263,830
Exchange of preferred stock for convertible debentures                        --                  --              (641,781)
                                                                              --                  --               (59,583)
Net loss                                                              (3,827,873)                 --            (3,827,873)
                                                                     -----------           ---------           -----------
Balance, December 31, 2000                                            (7,507,438)           (193,427)              446,396
Stock issued for cash                                                         --                  --                68,227
Stock issued for services                                                     --                  --               422,745
Purchase of treasury stock                                                    --                  --               (16,215)
Amortization of discount on convertible preferred stock                       --                  --               143,875
Stock issued upon debt conversion                                             --                  --               154,073
Net loss                                                              (1,985,142)                 --            (1,985,142)
                                                                     -----------           ---------           -----------
Balance, December 31, 2001                                           $(9,492,580)          $(193,427)          $  (766,041)
                                                                     ===========           =========           ===========

   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2001 and 2000
                  and the Period from May 22, 1996 (Inception)
                            through December 31, 2001

                                                                                                               May 22, 1996
                                                                                                                (Inception)
                                                                                                                  Through
                                                                                                                December 31,
                                                                        2001                  2000                   2001
                                                                    -----------           -----------           -----------
Cash flows from operating activities
  Net loss                                                          $(1,985,142)          $(3,827,873)          $(9,492,580)
  Adjustments to reconcile net loss to net cash
    provided by operating activities
      Intrinsic value of conversion features                            143,875               466,728               610,603
      Depreciation                                                       77,026                80,572               352,124
      Amortization                                                       40,938                51,543                92,481
      Write-off of organization costs                                        --                    --                63,020
      Amortization of discounts on
        convertible notes                                                    --               119,619               295,209
      (Gain) loss on marketable securities                                   --                (4,191)               29,368
      (Gain) loss on disposal of assets                                  (6,000)               10,306                 4,306
      Loss on Bio Moda, Inc.                                                 --                    --               176,510
      Issuance of common stock for services                             422,745             1,730,152             3,935,782
      Issuance of notes for services                                         --                    --                50,000
      Increase in excess of costs and earnings
        over billings on uncompleted contract                          (425,075)             (498,614)           (1,570,564)
      Interest accrued on convertible debentures                        121,217                    --               121,216
      Asset impairment                                                  227,570                    --               227,570
      (Decrease) in other receivables                                        --                    --               (79,875)
      (Decrease) in inventory                                                --                    --               (35,293)
      Increase in allowance for loss on contract                        343,000               407,124               908,000
      Increase in accrued liabilities and accounts payable               57,333               135,846               273,559
      Other non-cash expenses                                                --                33,447                33,447
      Accrued interest                                                       --                30,667                30,667
                                                                    -----------           -----------           -----------

         Net cash provided by (used in)
           operating activities                                        (982,513)           (1,264,674)           (3,974,450)
                                                                    -----------           -----------           -----------

Cash flows from investing activities
  Purchase of equipment                                                 (30,349)              (39,903)             (382,592)
  Proceeds from sale of equipment                                        23,800                    --                23,800
  Investment in Bio Moda, Inc.                                               --                    --              (383,845)
  Sale of marketable securities                                              --                40,665                40,665
  Purchase of marketable securities                                          --                    --               (70,034)
  Decrease (increase) in certificate of deposits                        107,426                (2,844)                   --
  Purchase of other assets                                              (12,447)             (136,705)             (245,579)
  Redemption of (investment in) Wizard Technologies                          --                65,000                    --
                                                                    -----------           -----------           -----------
        Net cash provided by (used in)
         investing activities                                            88,430               (73,787)           (1,017,585)
                                                                    -----------           -----------           -----------

   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS - CONTINUED

                     Years ended December 31, 2001 and 2000
                  and the Period from May 22, 1996 (Inception)
                            through December 31, 2001

                                                                                                       May 22, 1996
                                                                                                        (Inception)
                                                                                                         Through
                                                                                                        December 31,
                                                                2001                2000                   2001
                                                             ---------           -----------           -----------
Cash flows from financing activities
  Additions to notes payable                                        --                50,000               622,776
  Payments on notes payable and capital
    lease obligations                                          (51,658)              (50,532)             (223,766)
  Issuance of capital stock                                     68,227             1,013,493             3,628,211
  Collection of notes receivable from officer                      305                28,573                28,878
  Sale of treasury stock                                            --                77,313               112,777
  Purchase of treasury stock                                   (16,215)              (46,486)             (145,978)
  Proceeds from issuance of convertible instruments            575,000               485,000             1,060,000
                                                             ---------           -----------           -----------

     Net cash provided by financing activities                 575,659             1,557,361             5,082,898
                                                             ---------           -----------           -----------

     NET INCREASE (DECREASE) IN CASH                          (318,424)              218,900                90,863

Cash and cash equivalents, beginning of period                 409,287               190,387                    --
                                                             ---------           -----------           -----------

Cash and cash equivalents, end of period                     $  90,863           $   409,287           $    90,863
                                                             =========           ===========           ===========

                                           SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES

Cash paid for interest                                       $  15,603           $        --           $   204,338
                                                             =========           ===========           ===========

                                             SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Conversion of debentures into common stock                   $ 154,073           $        --           $        --
                                                             =========           ===========           ===========

   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2001


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

The Company has obtained a contract to produce two outdoor advertising billboards using its flat panel display technology. This is the first commercial application of the Company's technology. The success of the Company will depend on its ability to commercialize its technology and complete this contract. As of December 31, 2001, completion of this contract was behind schedule.

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

                                December 31, 2001


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     Revenue and Cost Recognition

     During 2001, the Company accounted for revenue and costs related to its long-term contract in process by the completed-contract method, whereas in all prior years, and during the period from May 22, 1996 (inception) to December 31, 1999, revenue and costs were determined by the percentage-of-completion method. The completed-contract method of accounting was adopted in 2000 due to the Company's uncertainty regarding contract cost estimates. The financial statements of all prior years, and of the period from May 22, 1996 (inception) to December 31, 1999, have been restated to apply the completed contract method retroactively. The effect of the accounting change had no effect on net loss or loss per share previously reported for 1999 or for the period from May 22, 1996 (inception) to December 31, 1999.

     Under the completed contract method of accounting, contract revenues and costs are recognized when the contract is completed, with estimated losses recognized when it becomes evident that contract costs will exceed contract revenues. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, overhead, equipment depreciation, and interest.

     The contract to produce two outdoor advertising billboards totals $1.7 million, with $885,000 assigned to the first unit. An estimated loss of approximately $908,000 from production of the first unit has been recognized through December 31, 2001. The Company's estimated cost to complete as of December 31, 2001 is $132,563, which is expected to be funded with cash, billings on the contract, and contributed capital.

     In accordance with the contract terms, the anticipated delivery date of the first unit is October 15, 2001. Unanticipated delays have postponed delivery which is now estimated to occur by June 15, 2002. During the contract period, the Company is entitled to bill the customer as the following milestones are met:

            Completion of board design           $       65,000
            Production                                  265,000
            Completion                                  265,000
            Acceptance after installation               290,000

     Billings and collections through December 31, 2000 have totaled $89,873.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                December 31, 2001

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

     Investment

     As of December 31, 2001, the Company owned 13.6% of the outstanding common stock of Bio Moda, Inc., an unconsolidated investment accounted for using the cost method. Prior to December 31, 2000, the Company's ownership was sufficient for the investment to be accounted for using the equity method.

     The carrying value of the investment as of December 31, 2001 is the original investment cost adjusted by the Company's proportionate interest in losses reported by the investee through December 31, 2000.

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

     Certain assets previously classified as inventory are no longer used in the Company's on-going production processes, and are held for sale. Management estimates that the net realizable value of these items exceeds their carrying value as of December 31, 2001.

     Authorized Preferred stock

     The Company has authorized 10,000,000 shares of $.001 par value, 7.5% cumulative preferred stock. As of December 31, 2001 and 2000, no shares were issued or outstanding.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2001

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

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas requiring estimation are revenue recognition based on the percentage of completion method, loss allowances and the valuation of common stock issued for services.

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

                       Advanced Optics Electronics, Inc.
                         (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               December 31, 2001

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     Reclassifications

     Certain reclassifications have been made to 2000 information to conform to the 2001 presentation.

     Comprehensive Income

     In 2001 and 2000, the Company had no changes in equity which constituted components of other comprehensive income.


NOTE 2. NOTES RECEIVABLE

     Notes receivable at December 31, 2001, consist of the following:

         Due from officer                                  $   29,188
         Note receivable from former shareholder,
           interest at 8% and due on demand                    15,000
                                                           ----------

                                                           $   44,188
                                                           ==========

     The Company also has notes receivable from an officer totaling $193,427 which bear interest at 10% per annum, and are due in 2003. These notes were received as consideration upon exercise of stock options.

NOTE 3. INVESTMENTS

     As of December 31, 2001, the Company owned 791,707 or 13.6% of the 5,811,319 outstanding shares of Bio Moda, Inc.

     Bio Moda, Inc. is a development stage company involved primarily in the development of technology for the early detection of lung cancer. As a development stage company, Bio Moda, Inc. has not had any revenues and, as of December 31, 2001, was in the process of conducting clinical trials.

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

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2001


NOTE 3.  INVESTMENTS - CONTINUED

     The investment in Bio Moda, Inc. is accounted for using the cost method. A summary of the investment is as follows:

         Original cost                                     $    383,845
         Share of net loss                                     (134,010)
         Amortization of excess of cost
           over book value                                      (42,500)
                                                           ------------

         Carrying value of investment in Bio Moda, Inc.    $    207,335
                                                           ============

     In August 1999, the Company issued 200,000 shares of its common stock to Wizard Technologies, Inc. for $88,580. The Company then purchased a 10 percent ownership in Wizard for $65,000 with the proceeds. During the quarter ending March 31, 2000, the Company sold all of its shares of Wizard's common stock to Wizard for its original investment of $65,000.

NOTE 4. LONG-TERM DEBT

     As of December 31, 2001, the Company's long-term debt was as follows:

        Notes  payable  to a  financial
          institution,  due in  monthly
          payments  aggregating  $3,221
          through October 2003, bearing
          interest  at bank  prime rate
          plus 1.5%,  collateralized by
          operating   equipment  and  a
          vehicle                                              $ 46,221

          Less:  Current portion                                (29,637)
                                                           ------------

                                                           $     16,584
                                                           ============

          Future principal payments on long-term debt for the years ending December 31, are as follows:

              2002                                         $     29,637
              2003                                               16,584
                                                           ------------

                                                           $     46,221
                                                           ============

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2001

NOTE 5. CONVERTIBLE DEBENTURES

     On June 3, 1999, the Company issued $500,000 in convertible notes which bear interest at an annual rate of 8 percent and an original maturity (principal and interest) on May 31, 2001. Effective August 1, 1999, the notes were convertible into shares of common stock at a 25 percent discount to the closing bid price of a share of common stock at the time of conversion or the time of exercise. The notes were issued in exchange for $430,000 in cash, $50,000 in legal services and $20,000 in commissions. The commissions have been capitalized as debt origination costs and are being amortized over the life of the notes. The notes are unsecured.

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

                                December 31, 2001

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

     During 2001, the Company issued additional convertible debentures totaling $500,000. The debentures are convertible into shares of common stock at the lesser of the stocks closing price on the and 75 percent of the average of the three lowest closing bid prices for 30 days before August 30 and November 19, 2001 or 80% of the average of the three lowest closing bids during the 90 days prior to the conversion date. The intrinsic value of the conversion feature was estimated to be $143,875.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2001

NOTE 5. CONVERTIBLE DEBENTURES - CONTINUED

     Also during 2001, 7,064,886 shares of common stock were issued upon conversion of $154,073 of debenture principal.

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

     The carrying amounts and fair values of the Company's financial instruments as of December 31, 2001 are as follows:


                                                                     Estimated
                                                      Carrying         Fair
                                                      Amount           Value
                                                    ----------      ----------
         Cash and cash equivalents                  $   90,863      $   90,863
         Costs and estimated loss in excess
           of billings on uncompleted contract       1,570,564       1,570,564
         Notes receivable                               44,188          44,188
         Accounts payable                              202,501         202,501
         Long-term obligations                          46,221          46,221
         Convertible debentures                      1,757,821       1,757,821
         Notes receivable from officer                 193,427         193,427

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2001

NOTE 7. INCOME TAXES

     As of December 31, 2001, the Company had a net operating loss carryforwards of approximately $9,500,000 which expire in varying amounts between 2016 and 2021. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. The deferred tax asset related to this potential future tax benefit has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carryforward period are revised.

NOTE 8. OPERATING LEASES

     The Company occupies administrative, engineering, and manufacturing facilities under operating leases which expire in February 2002. The leases call for aggregate minimum monthly lease payments of $4,225. Lease expense totaled $50,700 and $48,975 in 2001 and 2000, respectively, and $147,909 in the period from May 22, 1996 (inception) through December 31, 2001.

     Future minimum lease payments under the long-term operating lease are as follows:

                2002     $   4,225
                         =========

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

                                December 31, 2001

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

     During the year ending December 31, 2000, the Company sold 782,000 shares of its common stock for $368,495 in cash, and issued 3,955,203 shares of its common stock for services from contractors, officers and others, which were valued at $1,726,197. The value of the services is included in the costs and expenses on the Statements of Operations.

     Also during 2000, the Company sold 70,000 shares of its treasury stock for $77,313 and repurchased 63,500 shares for $46,486. The repurchased shares have been recorded at cost.

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

                                December 31, 2001

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

     Also, an officer of the Company exercised 1,850,000 stock options at a price of $0.12 per share. The Company issued notes receivable to the officer in the amount of $220,000 for the shares. Interest for the first quarter was prepaid.

     Also, during 2000, the Company issued 160 shares of preferred stock for $160,000 in cash.

     During the year ended December 31, 2001, the Company sold 1,382,778 shares for $68,227 in cash and issued 10,461,498 shares of its common stock for services from contractors, officers and others, which were valued at $104,075. The value of such services is included with costs and expenses in the statement of operations

     During the year ended December 31, 2001, the Company repurchased 251,700 shares of its outstanding stock for $16,215 in cash. These shares remained in the treasury and were valued at cost.

     On January 4, 1999, the Company established the Incentive Stock Option Plan. Pursuant to the Plan, up to 10,000,000 shares of the Company's common stock may be granted as options to key employees. The shares issued upon exercise of the options may be authorized and unissued shares or shares held by the Company in its treasury. The exercise date of the options is based on the related agreement as approved by the Board of Directors. The Incentive Stock Option Plan expires on January 4, 2009. Options awarded under the Plan have four-year terms and vest ratably over one to two year periods. As of December 31, 2001, there were 9,175,000 shares available under the Plan for future awards.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2001

NOTE 10. STOCK PLANS

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

                                              2000                    1999
                                         --------------         ---------------
     Net loss, as reported              $   (3,827,873)         $   (2,765,862)
     Proforma net loss                      (4,203,472)             (2,980,691)

     Loss per share, as reported                (0.066)                 (0.073)
     Proforma loss per share                    (0.072)                 (0.079)

     The fair value of each option grant for the above proforma disclosure is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividends of $0 per year; expected volatility of 42.3 percent; risk-free interest rate of 6.0 percent; and expected lives of four years.

     During the year ended December 31, 2001, there were no stock options granted, exercised or cancelled, resulting in total stock options granted and unexercised of 3,825,000 as of December 31, 2001. The shares issued upon exercise of the options may be authorized and unissued shares or shares held by the Company in its treasury. The exercise date of options granted is based upon the related agreement as approved by the Board of Directors.

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

     A summary of the common stock option and warrant activity for employees, directors and officers is as follows:

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2001

NOTE 10. STOCK PLANS - CONTINUED
                                                      Weighted
                                      Warrants         Average
                                        and           Exercise
                                      Options          Prices        Exercisable
                                    -----------      -----------     ----------
Balance, December 31, 1997             153,954          $0.58           153,954
Balance, December 31, 1998             153,954           0.58           153,954

     Granted                         6,900,000           0.16
     Expired                          (153,954)          0.58
                                    ----------

Balance, December 31, 1999           6,900,000           0.16         6,185,000

     Cancelled                      (2,775,000)          0.72
     Replacement                     2,775,000           0.34
     Granted                         6,200,000           0.72
     Exercised                      (2,000,000)          0.12
                                    ----------

Balance, December 31, 2000          11,100,000           0.27         9,517,500

     Cancelled                              --             --
     Replacement                            --             --
     Granted                                --             --
     Exercised                              --             --
                                    ----------

Balance, December 31, 2001          11,100,000          $0.27         9,517,500
                                    ==========

     The option price established for the shares upon exercise ranges from $0.12 to $0.34 per share, and expire through October 2004.

NOTE 11. ACCOUNTING CHANGES

     The financial statements for the year ended December 31, 2000 has been retroactively restated to give effect to a change in accounting for the Company's long-term contract. This change had no effect on net loss or net loss per share. Additionally, the financial statements for the year ended December 31, 2000 have been restated to give effect to a change in estimate of the Company's deferred tax asset and to changes in estimated useful lives of intangible assets. The effect of these changes was to increase net loss for the year ended December 31, 2000 by $627,938, and to increase net loss per share by $0.01.