Form 10QSB
period 2002-03-31
ADVANCED OPTICS ELECTRONICS INC
filed 2002-05-15
CIK 1020657

U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of issuer's shares of Common Stock outstanding as of March 31, 2002 was 126,632,223

    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                         FINANCIAL STATEMENTS AND REPORT
                            OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS'

                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 March 31, 2002

                                 C O N T E N T S

                                                                            Page

      REPORT OF INDEPENDENT CERTIFIED PUBLIC
        ACCOUNTANTS...........................................................1

      FINANCIAL STATEMENTS

           BALANCE SHEET......................................................2

           STATEMENTS OF OPERATIONS...........................................3

           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY.....................4-5

           STATEMENTS OF CASH FLOWS.........................................6-7

           NOTES TO FINANCIAL STATEMENTS...................................8-14

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATION.................15-20

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Advanced Optics Electronics, Inc.

We have reviewed the accompanying balance sheet of Advanced Optics Electronics, Inc. (A Development Stage Company), as of March 31, 2002, and the related statements of operations, changes in stockholders' equity and cash flows for the three months ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. The financial statements for the 1998, and 1999 portions of the period from May 22, 1996 (inception) through December 31, 1999 were audited by other auditors, whose reports dated February 18, 2000 expressed unqualified opinions on those statements.

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

Based on our review, and the report of other accountants, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

                                                   Atkinson & Co., Ltd.

Albuquerque, New Mexico
May 10, 2002

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                   (Unaudited)

                                 March 31, 2002

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                      $   24,210
  Costs and estimated earnings in excess of
    billings on uncompleted contract              1,656,375
                                                 ----------

          Total current assets                    1,680,585
                                                 ----------

PROPERTY AND EQUIPMENT, net                         175,544
                                                 ----------

OTHER ASSETS
  Intangible assets, net                             27,784
  Investment in Bio Moda, Inc.                      178,405
  Other assets                                       65,118
  Note receivable                                    61,868
                                                 ----------

          Total other assets                        333,175
                                                 ----------

          Total assets                           $2,189,304
                                                 ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                  $   223,205
  Accrued liabilities                                                   101,101
  Current portion of long-term
    debt                                                                 33,401
  Allowance for loss on contract                                        908,000
                                                                    -----------

          Total current liabilities                                   1,265,707
                                                                    -----------

LONG-TERM PORTION OF LONG-TERM
  DEBT                                                                   10,931
                                                                    -----------

CONVERTIBLE DEBENTURES                                                1,504,038
                                                                    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock - Authorized 150,000,000 shares, $0.001 par value;
    126,637,223 shares issued and 126,632,223
    shares outstanding                                                  126,637
  Additional paid-in capital                                          9,481,759
  Deficit accumulated during the development stage                   (9,964,752)
  Treasury stock, at cost                                                  (170)
   Notes receivable from officer for exercise of stock options         (234,846)
                                                                    -----------

          Total stockholders' equity (deficit)                         (591,372)
                                                                    -----------

          Total liabilities and stockholders' equity (deficit)      $ 2,189,304
                                                                    ===========

    The accompanying notes are an integral part of this financial statement.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

               For the Three Months ended March 31, 2002 and 2001
                  and the period from May 22, 1996 (Inception)
                             through March 31, 2002

                                                                                            May 22, 1996
                                                                                            (Inception)
                                                                                              Through
                                                                2002            2001       March 31, 2002
                                                           -------------    ------------   --------------
Revenues
  Contract revenue                                         $          --    $         --    $         --
                                                           -------------    ------------    ------------

Costs and expenses
  General and administrative                                    (365,114)       (313,859)     (6,362,419)
  Research and development                                       (23,601)        (78,202)     (1,289,685)
  Asset impairment                                                    --              --        (227,570)
                                                           -------------    ------------    ------------

          Total costs and expenses                              (388,715)       (392,061)     (7,879,674)

Estimated loss on contract                                            --        (125,000)       (908,000)
                                                           -------------    ------------    ------------

Operating loss                                                  (388,715)       (517,061)     (8,787,674)
                                                           -------------    ------------    ------------

Other income (expenses)
  Interest income                                                  4,704           7,195          60,660
  Unrealized gain (loss) on marketable equity securities              --              --         (29,368)
  Other investment gains                                              --              --          59,784
  Loss on Bio Moda, Inc.                                              --              --        (176,510)
  Gain (loss) on disposal of assets                               10,000           6,000           5,694
  Interest expense                                               (34,050)         (2,205)       (970,207)
                                                           -------------    ------------    ------------

          Total other income (expenses)                          (19,346)         10,990      (1,049,947)
                                                           -------------    ------------    ------------

          Net loss before cumulative effect of
            change in accounting principle                      (408,061)       (506,071)     (9,837,621)

Cumulative effect of change in
  accounting principle                                                --              --         (63,020)
                                                           -------------    ------------    ------------

          Net loss                                         $    (408,061)   $   (506,071)   $ (9,900,641)
                                                           =============    ============    ============

Net loss per share before cumulative effect
  of change in accounting principle                               (0.004)   $      (.008)         (0.277)

Cumulative effect of change in accounting principle                   --              --          (0.002)
                                                           -------------    ------------    ------------

Net loss per share                                         $      (0.004)   $      (.008)   $      (.279)
                                                           =============    ============    ============

Weighted average shares outstanding                          103,737,280      62,665,675      35,535,671
                                                           =============    ============    ============

    The accompanying notes are an integral part of this financial statement.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

       For the period from May 22, 1996 (inception) through March 31, 2002

                                                          Common Stock              Preferred Stock             Treasury Stock
                                                   -------------------------  --------------------------  -------------------------
                                                                     Par                        Par
                                                      Shares        Value       Shares         Value        Shares         Cost
                                                   ----------    ----------    ----------    ----------    ----------    ----------

Balance, May 22, 1996                                      --    $       --            --    $       --            --    $       --
Stock issued to incorporators for cash                500,000           500            --            --            --            --
Stock issued for the net assets of PLZ Tech, Inc.   4,500,000         4,500            --            --            --            --
Net loss                                                   --            --            --            --            --            --
                                                   ----------    ----------    ----------    ----------    ----------    ----------

Balance, December 31, 1996                          5,000,000         5,000            --            --            --            --
Stock issued for cash and services                  2,281,212         2,281            --            --            --            --
Net loss                                                   --            --            --            --            --            --
                                                   ----------    ----------    ----------    ----------    ----------    ----------

Balance, December 31, 1997                          7,281,212         7,281            --            --            --            --
Stock issued for cash                              10,979,275        10,979            --            --            --            --
Stock issued for services                           2,751,000         2,751            --            --            --            --
Stock issued in exchange for note receivable          315,000           315            --            --            --            --
Purchase and retirement of treasury stock            (472,200)         (472)           --            --            --            --
Net loss                                                   --            --            --            --            --            --
                                                   ----------    ----------    ----------    ----------    ----------    ----------

Balance, December 31, 1998                         20,854,287        20,854            --            --            --            --
Stock issued for cash                               8,681,624         8,682            --            --            --            --
Stock issued for services                          17,094,313        17,094            --            --            --            --
Intrinsic value of beneficial conversion
  feature of notes payable                                 --            --            --            --            --
Fair value of warrants related to notes payable            --            --            --            --            --            --
Purchase and retirement of treasury stock            (489,251)         (489)           --            --            --            --
Purchase of treasury stock                                 --            --            --            --      (229,000)      (41,760)
Sale of treasury stock                                     --            --            --            --        85,000        11,130
Net loss                                                   --            --            --            --            --            --
                                                   ----------    ----------    ----------    ----------    ----------    ----------

Balance, December 31, 1999                         46,140,973        46,141            --            --      (144,000)      (30,630)
Stock issued for cash                                 782,000           782           710             1            --            --
Stock issued for services                           3,955,202         3,955            --            --            --            --
Purchase of treasury stock                                 --            --            --            --       (63,500)      (46,486)
Sale of treasury stock                                     --            --            --            --       142,400        22,542
Exercise of stock options for notes receivable      1,850,000         1,850            --            --            --            --
Amortization of discount on convertible
  preferred stock                                          --            --            --            --            --            --
Exercise of preferred stock conversion feature      9,200,000         9,200            --            --            --            --
Issuance of convertible debentures                         --            --            --            --            --            --
Exchange of preferred stock for convertible
  debentures                                               --            --          (710)           (1)           --            --
                                                           --            --            --            --            --            --
Net loss                                                   --            --            --            --            --            --
                                                   ----------    ----------    ----------    ----------    ----------    ----------

Balance, December 31, 2000                         61,928,175        61,928            --            --       (65,100)      (54,574)
Stock issued for cash                               1,382,778         1,383            --            --            --            --
Stock issued for services                          10,461,498        10,461            --            --            --            --
Purchase of treasury stock                                 --            --            --            --      (251,700)      (16,215)
Amortization of discount on convertible
  preferred stock                                          --            --            --            --            --            --
Stock issued upon debt conversion                   7,064,886         7,065            --            --            --            --
Net loss                                                   --            --            --            --            --            --
                                                   ----------    ----------    ----------    ----------    ----------    ----------

                                                                   Equity (Deficit)      Notes
                                                      Additional      During the      Receivable        Total
                                                        Paid-In       Development        From        Stockholders'
                                                        Capital          Stage         Officer     Equity (Deficit)
                                                      ----------   ----------------   ----------   ---------------
Balance, May 22, 1996                                 $       --      $       --      $       --        $       --
Stock issued to incorporators for cash                    24,500              --              --            25,000
Stock issued for the net assets of PLZ Tech, Inc.        281,096              --              --           285,596
Net loss                                                      --         (76,902)             --           (76,902)
                                                      ----------      ----------      ----------        ----------

Balance, December 31, 1996                               305,596         (76,902)             --           233,694
Stock issued for cash and services                       362,720              --              --           365,001
Net loss                                                      --         (84,690)             --           (84,690)
                                                      ----------      ----------      ----------        ----------

Balance, December 31, 1997                               668,316        (161,592)             --           514,005
Stock issued for cash                                  1,281,728              --              --         1,292,707
Stock issued for services                                293,719              --              --           296,470
Stock issued in exchange for note receivable              28,685              --              --            29,000
Purchase and retirement of treasury stock                (39,913)             --              --           (40,385)
Net loss                                                      --        (752,111)             --          (752,111)
                                                      ----------      ----------      ----------        ----------

Balance, December 31, 1998                             2,232,535        (913,703)             --         1,339,686
Stock issued for cash                                    855,101              --              --           863,783
Stock issued for services                              1,469,320              --              --         1,486,414
Intrinsic value of beneficial conversion
  feature of notes payable                                 174,610            --              --           174,610
Fair value of warrants related to notes payable          125,000              --              --           125,000
Purchase and retirement of treasury stock                (10,643)             --              --           (11,132)
Purchase of treasury stock                                    --              --              --           (41,760)
Sale of treasury stock                                    24,334              --              --            35,464
Net loss                                                      --      (2,765,862)             --        (2,765,862)
                                                      ----------      ----------      ----------        ----------

Balance, December 31, 1999                             4,870,257      (3,679,565)             --         1,206,203
Stock issued for cash                                  1,012,710              --              --         1,013,493
Stock issued for services                              1,726,197              --              --         1,730,152
Purchase of treasury stock                                    --              --              --           (46,486)
Sale of treasury stock                                    54,771              --              --            77,313
Exercise of stock options for notes receivable           220,150              --        (193,427)           28,573
Amortization of discount on convertible
  preferred stock                                        159,677              --              --           159,677
Exercise of preferred stock conversion feature           533,678              --              --           542,878
Issuance of convertible debentures                       263,830              --              --           263,830
Exchange of preferred stock for convertible
  debentures                                              (641,780)           --              --          (641,781)
                                                         (59,583)             --              --           (59,583)
Net loss                                                      --      (3,827,873)             --        (3,827,873)
                                                      ----------      ----------      ----------        ----------

Balance, December 31, 2000                             8,139,907      (7,507,438)       (193,427)          446,396
Stock issued for cash                                     66,844              --              --            68,227
Stock issued for services                                412,284              --              --           422,745
Purchase of treasury stock                                    --              --              --           (16,215)
Amortization of discount on convertible
  preferred stock                                        143,875              --              --           143,875
Stock issued upon debt conversion                        147,008              --              --           154,073
Net loss                                                      --      (1,985,142)             --        (1,985,142)
                                                      ----------      ----------      ----------        ----------

   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - CONTINUED
                                   (Unaudited)

       For the period from May 22, 1996 (inception) through March 31, 2002

                                                       Common Stock               Preferred Stock              Treasury Stock
                                                -------------------------   -------------------------   --------------------------
                                                                  Par                        Par
                                                  Shares         Value        Shares        Value          Shares         Cost
                                                -----------   -----------   -----------   -----------   -----------    -----------
Balance, December 31, 2001                       80,837,337        80,837            --            --      (316,800)       (70,789)
Stock issued for cash                             8,080,000         8,080            --            --            --             --
Stock issued for services                        14,570,000        14,570            --            --            --             --
Sale of treasury stock                                   --            --            --            --       316,800         70,789
Purchase of treasury stock                               --            --            --            --        (5,000)          (170)
Stock issued upon debt conversion                22,049,886        22,050            --            --            --             --
Exercise of stock option for notes receivable     1,100,000         1,100            --            --            --             --
                                                         --            --            --            --            --             --
Net loss                                                 --            --            --            --            --             --
                                                -----------   -----------   -----------   -----------   -----------    -----------
Balance, March 31, 2002                         126,637,223   $   126,637            --   $        --        (5,000)   $      (170)
                                                ===========   ===========   ===========   ===========   ===========    ===========


                                                              Equity (Deficit)      Notes
                                                 Additional      During the      Receivable        Total
                                                   Paid-In       Development        From        Stockholders'
                                                   Capital          Stage         Officer     Equity (Deficit)
                                                 -----------  ----------------  -----------   ---------------
Balance, December 31, 2001                         8,909,918     (9,492,580)       (193,427)       (766,041)
Stock issued for cash                                 39,961             --              --          48,041
Stock issued for services                            249,080             --              --         263,650
Sale of treasury stock                                    --        (64,111)             --           6,678
Purchase of treasury stock                                --             --              --            (170)
Stock issued upon debt conversion                    261,900             --              --         283,950
Exercise of stock option for notes receivable         20,900             --         (22,000)             --
                                                          --             --         (19,419)        (19,419)
Net loss                                                  --       (408,061)             --        (408,061)
                                                 -----------    -----------     -----------     -----------
Balance, March 31, 2002                          $ 9,481,759    $(9,964,752)    $  (234,846)    $  (591,372)
                                                 ===========    ===========     ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

               For the Three Months ended March 31, 2002 and 2001
                  and the Period from May 22, 1996 (Inception)
                             through March 31, 2002

                                                                                                May 22, 1996
                                                                                                (Inception)
                                                                                                  Through
                                                             2002              2001            March 31, 2002
                                                          ---------          ---------         --------------
Cash flows from operating activities
  Net loss                                                $(408,061)         $(506,071)           $(9,900,641)
  Adjustments to reconcile net loss to net cash
    provided by operating activities

      Intrinsic value of conversion features                     --                 --                610,603
      Amortization and depreciation expense                  23,446             28,373                468,051
      Write off of organization costs                            --                 --                 63,020
      Amortization of discounts on convertible notes             --                 --                295,209
      (Gain) loss on marketable securities                       --                 --                 29,368
      (Gain) loss on disposal of assets                     (10,000)            (6,000)                (5,694)
      Loss on Bio Moda, Inc.                                     --                 --                176,510
      Issuance of common stock for services                 263,650            176,248              4,199,432
      Issuance of notes for services                             --                 --                 50,000
      Interest accrued on convertible debentures             30,167                 --                151,383
      Asset impairment                                           --                 --                227,570
      Increase in costs in excess of billings on
        uncompleted contract                                (85,811)           (98,068)            (1,656,375)
      (Increase) decrease in other assets                    (4,702)             9,750                (84,577)
      Increase (decrease) in inventory                           --                 --                (35,293)
      Increase in allowance for loss on contract                 --            125,000                908,000
      Increase (decrease) in accrued liabilities
        and accounts payable                                 50,747            (16,977)               324,306
      Other non-cash expenses                                    --                 --                 33,447
      Accrued interest                                           --                 --                 30,667
                                                          ---------          ---------            -----------
          Net cash provided by used in
            operating activities                           (140,564)          (287,745)            (4,115,014)
                                                          ---------          ---------            -----------

   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS - CONTINUED
                                   (Unaudited)

               For the Three Months ended March 31, 2002 and 2001
                  and the Period from May 22, 1996 (Inception)
                             through March 31, 2002

                                                                                                May 22, 1996
                                                                                                (Inception)
                                                                                                  Through
                                                             2002              2001            March 31, 2002
                                                          ---------          ---------         --------------
Cash flows from investing activities
  Purchase of equipment                                          --            (22,126)              (382,592)
  Investment in Bio Moda, Inc.                                   --                 --               (383,845)
  Proceeds from sale of Bio Moda, Inc.                       11,250                 --                 11,250
  Proceeds from sale of intangible assets                    10,000                 --                 10,000
  Redemption of certificates of deposit                          --             54,491                107,426
  Sale of marketable securities                                  --                 --                 40,665
  Purchase of marketable securities                              --                 --                (70,034)
  Increase in certificates of deposits                           --                 --               (107,426)
  Proceeds from sale of equipment                                --             23,800                 23,800
  Purchase of other assets                                       --               (650)              (245,579)
  Redemption of sale of Wizard Technologies, Inc.                --                 --                     --
                                                           --------          ---------            -----------

          Net cash provided by (used in)
            investing activities                             21,250             55,515               (996,335)
                                                           --------          ---------            -----------

Cash flows from financing activities
  Additions to notes payable                                     --                 --                622,776
  Payments on notes payable and capital
    lease obligations                                        (1,889)           (23,832)              (225,655)
  Issuance of capital stock                                  48,041                 --              3,676,252
  Collection of notes receivable from officer                    --                 --                 28,878
  Sale of treasury stock                                      6,679                 --                119,456
  Purchase of treasury stock                                   (170)            (3,207)              (146,148)
  Proceeds from issuance of convertible instruments              --             75,000              1,060,000
                                                           --------          ---------            -----------

          Net cash provided by financing activities          52,661             47,961              5,135,559
                                                           --------          ---------            -----------

          NET INCREASE (DECREASE) IN CASH                   (66,653)          (184,269)                24,210

Cash and cash equivalents, beginning of period               90,863            409,287                     --
                                                           --------          ---------            -----------

Cash and cash equivalents, end of period                   $ 24,210          $ 225,018            $    24,210
                                                           ========          =========            ===========

   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                 March 31, 2002

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

      Notes to Interim Financial Statements

      The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal and recurring nature considered necessary for fair presentation have been included. Results of operations for the three-month period ended March 31, 2002 may not necessarily be indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the Company's financial statements and footnotes included on the form 10-KSB for the year ended December 31, 2001.

      Description of Business

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

      The Company has obtained a contract to produce two outdoor advertising billboards using its flat panel display technology. This is the first commercial application of the Company's technology. The success of the Company will depend on its ability to commercialize its technology and complete this contract. As of March 31, 2002, completion of this contract was behind schedule.

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

                                 March 31, 2002

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      Description of Business - Continued

      The contract to produce two outdoor advertising billboards totals $1.7 million, with $885,000 assigned to the first unit. An estimated loss of approximately $908,000 from production of the first unit has been recognized through March 31, 2002. The Company's estimated cost to complete as of March 31, 2002 is $49,032 which is expected to be funded with cash, billings on the contract and contributed capital.

      In accordance with the contract, the Company will bill the customer when certain milestones are met. Billings and collections through March 31, 2002 have totaled $89,873.

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

      Investment

      As of March 31, 2002, the Company owned 17.7% of the outstanding common stock of Bio Moda, Inc., an unconsolidated investment accounted for using the cost method. Prior to December 31, 1999, the Company's ownership was sufficient for the investment to be accounted for using the equity method.

      The carrying value of the investment as of March 31, 2002 is the original investment cost adjusted by the Company's proportionate interest in losses reported by the investee through December 31, 1999.

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

                                 March 31, 2002

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      Stock-Based Compensation

      The Company has elected to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and to furnish the proforma disclosures required by Statement on Financial Accounting Standards No. 123, Accounting for Stock Based Compensation.

NOTE 2. NOTES RECEIVABLE

      Notes receivable at March 31, 2002, consist of the following:

            Due from officer                              $29,188
            Note receivable from former shareholder,
              interest at 8% and due on demand             15,000
            Note receivable from sale of investment and
              Treasury stock                               17,680
                                                          -------

                                                          $61,868
                                                          =======

      The Company also has a note receivable from an officer totaling $234,846 which bears interest at 6% per annum, and is due in 2007. This note was received as consideration upon exercise of stock options.

NOTE 3. INVESTMENTS

      As of March 31, 2002, the Company owned 1,072,285 shares or 17.7% of the 6,050,351 outstanding shares of Bio Moda, Inc.

      Bio Moda, Inc. is a development stage company involved primarily in the development of technology for the early detection of lung cancer. As a development stage company, Bio Moda, Inc. has not had any revenues and, as of March 31, 2002, was in the process of conducting clinical trials.

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

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                                 March 31, 2002

NOTE 3. INVESTMENTS - CONTINUED

      During the three months ended March 31, 2002, the Company sold a portion of its interest in Bio Moda to an individual.

      The investment in Bio Moda, Inc. is accounted for using the cost method. A summary of the investment is as follows:

            Original cost                                    $ 383,845
            Share of net loss                                 (134,010)
            Amortization of excess of cost over book value     (42,500)
            Sale of investment                                 (28,930)
                                                             ---------

            Carrying value of investment in Bio Moda, Inc.   $ 178,405
                                                             =========

NOTE 4. LONG-TERM OBLIGATIONS

      As of March 31, 2002, the Company's long-term obligations were as follows:

            Notes payable to a financial institution, due in
             monthly payments aggregating $3,221 through
             October 2003, bearing interest at bank prime rate
             plus 1.5%, collateralized by operating equipment
             and a vehicle                                       $ 44,332

            Less:  Current portion                                (33,401)
                                                                 --------

                                                                 $ 10,931
                                                                 ========

NOTE 5. CONVERTIBLE DEBENTURES

      During the three months ended March 31, 2002, the Company issued 22,049,886 shares of common stock upon conversion of $283,950 of debenture principle.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                                 March 31, 2002

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

NOTE 7. INCOME TAXES

      As of March 31, 2002, the Company had a net operating loss carryforwards of approximately $9,900,000 which expire in varying amounts between 2016 through 2021. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. The deferred tax asset related to this potential future tax benefit has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carryforward period are revised.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                                 March 31, 2002

NOTE 8. STOCK PLANS

      On January 4, 1999, the Company established the Incentive Stock Option Plan. Pursuant to the Plan, up to 10,000,000 shares of the Company's common stock may be granted as options to key employees. The shares issued upon exercise of the options may be authorized and unissued shares or shares held by the Company in its treasury. The exercise date of the options is based on the related agreement as approved by the Board of Directors. The Incentive Stock Option Plan expires on January 4, 2009. Options awarded under the Plan have four-year terms and vest ratably over one to two year periods. As of March 31, 2002, there were 8,075,000 shares available under the Plan for future awards. No stock options were issued during the three-month period ended March 31, 2002.

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

                                             Years ended December 31,
                                       2000            1999             1998
                                   ------------    ------------     ------------

      Net loss, as reported        $ (3,199,935)   $ (2,725,804)    $ (752,111)
      Proforma net loss              (3,575,534)     (2,940,633)      (752,111)

      Loss per share, as reported        (0.055)         (0.072)        (0.055)
      Proforma loss per share            (0.061)         (0.078)        (0.055)

      The fair value of each option grant for the above proforma disclosure is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividends of $0 per year; expected volatility of 42.3 percent; risk-free interest rate of 6.0 percent; and expected lives of four years.

      Total stock options granted and unexercised were 3,825,000 as of March 31, 2002. The shares issued upon exercise of the options may be authorized and unissued shares or shares held by the Company in its treasury. The exercise date of options granted is based upon the related agreement as approved by the Board of Directors.

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

                                 March 31, 2002

NOTE 8. STOCK PLANS - CONTINUED

      A summary of the common stock option and warrant activity for employees, directors and officers is as follows:

                                                 Weighted
                                   Warrants       Average
                                     and          Exercise
                                    Options        Prices      Exercisable
                                  ----------    -----------    -----------

      Balance, December , 2001    11,100,000    $      0.27     9,517,500
                                                                =========

      Granted                      1,100,000           0.22

      Exercised                   (1,100,000)          0.22
                                  ----------    -----------

      Balance, March 31, 2002     11,100,000    $      0.27     9,517,500
                                  ==========    ===========     =========

      The option price established for the shares upon exercise ranges from $0.12 to $0.34 per share, and expires through October 2004.

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

We expect our principal source of revenue to be derived from sales of our electronic display product. To date we have recognized limited revenue, but we have developed a functioning prototype and we anticipate sales by the third quarter 2002. The company has set the price for its units at $395,000 and $1,490,000 respectively for its 2 meter x 3 meter and its 3 meter x 8 meter flat panel displays.

The company has completed a marketing film that is being distributed on a national and international basis. The recipients who receive this film are institutional investors and qualified potential buyers of the flat panel displays.

Our operating expenses have increased significantly since our inception, and the rate of increase has risen since last year. This is due to increased engineering and management staff and investments in operating infrastructure. Since our inception we have incurred significant losses and, as of March 31, 2002, had an accumulated deficit of $9,964,752.

RESULTS OF CONTINUING OPERATIONS

Due to our limited operating history, we believe that period-to-period comparisons of our results of operations are not fully meaningful and should not be relied upon as an indication of future performance.

Comparison of the Three-Month Periods Ended March 31, 2002 and 2001

Revenue. During the quarter ended March 31, 2001, the Company changed the accounting for our contract to the completed contract method. According to this way of accounting for contracts, we are booking no revenue until the completion of the contract. Please note that the revenue for the period "May 22, 1996 (Inception) Through March 31, 2002" has been restated and is now $0. Billings and collections through March 31, 2002 have totaled $89,873.

Product Development. Product development expenses consist primarily of personnel expenses, consulting fees and depreciation of the equipment associated with the development and enhancement of our flat panel displays. Research development and technical costs decreased to $23,601 in the first quarter of 2002 from $78,202 in the first quarter of 2001. These costs have been reduced in an effort to conserve cash and meet the challenges of being a development stage company. However, we believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to increase significantly in future periods. We expense product development costs as they are incurred.

General and Administrative. General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel, general corporate activities, and the depreciation and amortization of office furniture and leasehold improvements. General and administrative costs increased to $365,114 in the first quarter of 2002 from $313,859 in the first quarter of 2001. We expect general and administrative costs to increase in the future as our business prospects develop and we will require more staff. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

Other Income (Expense). Other income (expense) consists of interest and other income and expense. Other (expense) increased to ($19,346) in the first quarter of 2002 from $10,990 in the first quarter of 2001 due primarily to $34,050 of Interest expense in the first quarter of 2002 attributable to interest on Convertible Debentures that were converted into common stock.

Depreciation increased slightly to $23,446 in the first quarter of 2002 from $28,373 in the first quarter of 2001 due to the additions of some equipment.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through the private placement of equity securities. As of March 31, 2001 we have raised net proceeds of $5,135,559.

We have also utilized equipment loans and capital lease financing. As of March 31, 2002 we have a balance of $44,332 on the equipment loans.

The Company's holding in BioModa, Inc will provide additional liquidity. BioModa is a biomedical development company. The Company's ownership of BioModa, as of March 31, 2002 was approximately 17.7%. No immediate family members of officers or directors of Advanced Optics Electronics, Inc. are securities holders of BioModa with the exception of Harold Herman, who is a director of Advanced Optics Electronics, Inc. and a small minority shareholder in BioModa.

Product development expenditures were $23,601 for the quarter ended March 31, 2002. Funds for operations, product development and capital expenditures were provided from the sale of securities and cash reserves. As of March 31, 2002, we had approximately $24,210 of cash and cash equivalents.

Management believes that sales of securities, cash reserves and contract revenue will provide adequate liquidity and capital resources to meet the anticipated development stage requirements through the end of the third quarter 2002. At that time it is anticipated that sales of flat panel displays will begin and contribute to operating revenues. It is anticipated that these sales will provide the additional capital resources to fund the proportionately higher working capital requirements of production and sales initiatives. The Company currently has no other significant commitments for capital expenditures in 2002.

                           PART II. OTHER INFORMATION

Item 1. Legal proceedings

The Company is not a party to any legal proceeding, the adverse outcome of which, in management's opinion, would have a material adverse effect on the Company's operating results.

Item 2. Changes in securities

During the first quarter of fiscal year 2002 there was a 52,199,886 increase in shares of common stock.

Item 3. Defaults upon senior securities - Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company's security holders during the first quarter of fiscal year 2001.

Item 5. Other Information - Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the first quarter of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report on Form 10QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Dated: May 14, 2002

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