Form 10QSB
period 2002-06-30
ADVANCED OPTICS ELECTRONICS INC
filed 2002-08-14
CIK 1020657

U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

The number of issuer's shares of Common Stock outstanding as of June 30, 2002 was 168,435,223

    Transitional Small Business Disclosure Format (check one): Yes |_|  No |X|

                         FINANCIAL STATEMENTS AND REPORT
                            OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  June 30, 2002

                                 C O N T E N T S

                                                                       Page

      REPORT OF INDEPENDENT CERTIFIED PUBLIC
        ACCOUNTANTS ............................................         1

      FINANCIAL STATEMENTS

           BALANCE SHEET .......................................         2

           STATEMENTS OF OPERATIONS ............................       3-4

           STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT .......       5-6

           STATEMENTS OF CASH FLOWS ............................      7-10

           NOTES TO FINANCIAL STATEMENTS .......................     11-17

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Advanced Optics Electronics, Inc.

We have reviewed the accompanying balance sheet of Advanced Optics Electronics, Inc. (A Development Stage Company), as of June 30, 2002, and the related statements of operations, changes in stockholders' deficit and cash flows for the three-month and six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management. The financial statements for the 1998 and 1999 portions of the period from May 22, 1996 (inception) through December 31, 1999 were audited by other auditors, whose reports dated February 18, 2000 expressed unqualified opinions on those statements, before restatement.

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


Albuquerque, New Mexico
August 12, 2002

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                   (Unaudited)

                                  June 30, 2002

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                           $   10,618
  Costs and estimated earnings in excess of
    billings on uncompleted contract                                   1,734,750
                                                                      ----------

          Total current assets                                         1,745,368
                                                                      ----------

PROPERTY AND EQUIPMENT, net                                              156,787
                                                                      ----------

OTHER ASSETS
  Investment in Bio Moda, Inc.                                            73,628
  Other assets                                                            68,640
  Note receivable from officer and shareholder                            66,918
  Intangible assets, net                                                  23,742
                                                                      ----------

          Total other assets                                             232,928
                                                                      ----------


          Total assets                                                $2,135,083
                                                                      ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                 $    227,210
  Accrued liabilities                                                   113,359
  Current portion of long-term debt                                      34,571
  Allowance for loss on contract                                      1,093,000
                                                                   ------------

          Total current liabilities                                   1,468,140
                                                                   ------------

LONG-TERM DEBT, less current portion                                      6,267
                                                                   ------------

CONVERTIBLE DEBENTURES                                                1,438,187
                                                                   ------------

STOCKHOLDERS' DEFICIT
  Common stock - Authorized 300,000,000 shares, $.001 par value;
    168,435,223 shares issued and 167,770,223 shares outstanding        168,435
  Additional paid-in capital                                          9,686,708
  Deficit accumulated during the development stage                  (10,390,503)
  Treasury stock, at cost                                                (7,305)
  Notes receivable from officer for exercise of stock options          (234,846)
                                                                   ------------

          Total stockholders' deficit                                  (777,511)
                                                                   ------------

          Total liabilities and stockholders' deficit              $  2,135,083
                                                                   ============

   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                For the Three Months ended June 30, 2002 and 2001

                                                          2002             2001
                                                 -------------     ------------
Revenues
  Contract revenue                               $          --     $         --
                                                 -------------     ------------

Costs and expenses
  General and administrative                           (95,251)        (247,455)
  Research and development                             (22,908)         (74,400)
  Asset impairment                                          --         (227,570)
                                                 -------------     ------------

          Total costs and expenses                    (118,159)        (549,425)

Estimated loss on contract                            (185,000)              --
                                                 -------------     ------------

  Operating loss                                      (303,159)        (549,425)
                                                 -------------     ------------

Other income (expenses)
  Interest income                                        3,523            8,121
  Unrealized gain (loss) on marketable
    equity securities                                       --               --
  Loss on Bio Moda, Inc.                                (7,103)              --
  Interest expense                                     (21,338)         (29,395)
                                                 -------------     ------------

          Total other income (expenses)                (24,918)         (21,274)
                                                 -------------     ------------

          Net loss                               $    (328,077)    $   (570,699)
                                                 =============     ============

Net loss per share                               $       (.002)    $      (.009)
                                                 =============     ============

Weighted average shares outstanding                147,536,223       64,647,667
                                                 =============     ============

   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                      STATEMENTS OF OPERATIONS - CONTINUED
                                   (Unaudited)

                 For the Six Months ended June 30, 2002 and 2001
                  and the Period from May 22, 1996 (Inception)
                              through June 30, 2002

                                                                                            May 22, 1996
                                                                                            (Inception)
                                                                                              Through
                                                                2002            2001       June 30, 2002
                                                           -------------    ------------    ------------

Revenues
  Contract revenue                                         $          --    $         --     $        --
                                                           -------------    ------------    ------------

Costs and expenses
  General and administrative                                    (460,365)       (561,314)     (6,457,670)
  Research and development                                       (46,509)       (152,602)     (1,312,593)
  Asset impairment                                                    --        (227,570)       (227,570)
                                                           -------------    ------------    ------------

          Total costs and expenses                              (506,874)       (941,486)     (7,997,833)

Estimated loss on contract                                      (185,000)       (125,000)     (1,093,000)
                                                           -------------    ------------    ------------

  Operating loss                                                (691,874)     (1,066,486)     (9,090,833)
                                                           -------------    ------------    ------------

Other income (expenses)
  Interest income                                                  8,227          15,316          64,183
  Unrealized gain (loss) on marketable equity securities              --              --         (29,368)
  Other investment gains                                              --              --          59,784
  Loss on Bio Moda, Inc.                                          (7,103)             --        (183,613)
  Gain (loss) on disposal of assets                               10,000           6,000           5,694
  Interest expense                                               (55,388)        (56,600)       (991,545)
                                                           -------------    ------------    ------------

          Total other income (expenses)                          (44,264)        (35,284)     (1,074,865)
                                                           -------------    ------------    ------------

          Net loss before cumulative effect of
            change in accounting principle                      (736,138)     (1,101,770)    (10,165,698)

Cumulative effect of change in
  accounting principle                                                --              --         (63,020)
                                                           -------------    ------------    ------------

          Net loss                                         $    (736,138)   $ (1,101,770)   $(10,228,718)
                                                           =============    ============    ============

Net loss per share before cumulative effect
  of change in accounting principle                        $       (.006)   $      (.017)   $      (.259)

Cumulative effect of change in accounting principle                   --              --           (.002)
                                                           -------------    ------------    ------------

Net loss per share                                         $       (.006)   $      (.017)   $      (.261)
                                                           =============    ============    ============

Weighted average shares outstanding                          124,636,280      63,910,167      39,248,196
                                                           =============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                   (Unaudited)

       For the Period from May 22, 1996 (inception) through June 30, 2002


                                                                 Common Stock                Preferred Stock
                                                          --------------------------    --------------------------
                                                                             Par                           Par
                                                             Shares         Value          Shares         Value
                                                          -----------    -----------    -----------    -----------

Balance, May 22, 1996                                              --    $        --             --    $        --
Stock issued to incorporators for cash                        500,000            500             --             --
Stock issued for the net assets of PLZ Tech, Inc.           4,500,000          4,500             --             --
Net loss                                                           --             --             --             --
                                                          -----------    -----------    -----------    -----------

Balance, December 31, 1996                                  5,000,000          5,000             --             --
Stock issued for cash and services                          2,281,212          2,281             --             --
Net loss                                                           --             --             --             --
                                                          -----------    -----------    -----------    -----------

Balance, December 31, 1997                                  7,281,212          7,281             --             --
Stock issued for cash                                      10,979,275         10,979             --             --
Stock issued for services                                   2,751,000          2,751             --             --
Stock issued in exchange for note receivable                  315,000            315             --             --
Purchase and retirement of treasury stock                    (472,200)          (472)            --             --
Net loss                                                           --             --             --             --
                                                          -----------    -----------    -----------    -----------

Balance, December 31, 1998                                 20,854,287         20,854             --             --
Stock issued for cash                                       8,681,624          8,682             --             --
Stock issued for services                                  17,094,313         17,094             --             --
Intrinsic value of beneficial conversion feature
  of notes payable                                                 --             --             --             --
Fair value of warrants related to notes payable                    --             --             --             --
Purchase and retirement of treasury stock                    (489,251)          (489)            --             --
Purchase of treasury stock                                         --             --             --             --
Sale of treasury stock                                             --             --             --             --
Net loss                                                           --             --             --             --
                                                          -----------    -----------    -----------    -----------

Balance, December 31, 1999                                 46,140,973         46,141             --             --
Stock issued for cash                                         782,000            782            710              1
Stock issued for services                                   3,955,202          3,955             --             --
Purchase of treasury stock                                         --             --             --             --
Sale of treasury stock                                             --             --             --             --
Exercise of stock options for notes receivable              1,850,000          1,850             --             --
Amortization of discount on convertible preferred stock            --             --             --             --
Exercise of preferred stock conversion feature              9,200,000          9,200             --             --
Issuance of convertible debentures                                 --             --             --             --
Exchange of preferred stock for convertible debentures             --             --           (710)            (1)
                                                                   --             --             --             --
Net loss                                                           --             --             --             --
                                                          -----------    -----------    -----------    -----------

Balance, December 31, 2000                                 61,928,175         61,928             --             --

       Treasury Stock
---------------------------                  Equity (Deficit)     Notes
                                 Additional      During the      Receivable        Total
                                  Paid-In        Development        From        Stockholders'
   Shares           Cost          Capital          Stage          Officer         Deficit
-----------     -----------     -----------     -----------     -----------     -----------

         --     $        --     $        --     $        --     $        --     $        --
         --              --          24,500              --              --          25,000
         --              --         281,096              --              --         285,596
         --              --              --         (76,902)             --         (76,902)
-----------     -----------     -----------     -----------     -----------     -----------

         --              --         305,596         (76,902)             --         233,694
         --              --         362,720              --              --         365,001
         --              --              --         (84,690)             --         (84,690)
-----------     -----------     -----------     -----------     -----------     -----------

         --              --         668,316        (161,592)             --         514,005
         --              --       1,281,728              --              --       1,292,707
         --              --         293,719              --              --         296,470
         --              --          28,685              --              --          29,000
         --              --         (39,913)             --              --         (40,385)
         --              --              --        (752,111)             --        (752,111)
-----------     -----------     -----------     -----------     -----------     -----------

         --              --       2,232,535        (913,703)             --       1,339,686
         --              --         855,101              --              --         863,783
         --              --       1,469,320              --              --       1,486,414

         --              --         174,610              --              --         174,610
         --              --         125,000              --              --         125,000
         --              --         (10,643)             --              --         (11,132)
   (229,000)        (41,760)             --              --              --         (41,760)
     85,000          11,130          24,334              --              --          35,464
         --              --              --      (2,725,804)             --      (2,725,804)
-----------     -----------     -----------     -----------     -----------     -----------

   (144,000)        (30,630)      4,870,257      (3,639,507)             --       1,246,261
         --              --       1,012,710              --              --       1,013,493
         --              --       1,726,197              --              --       1,730,152
    (63,500)        (46,486)             --              --              --         (46,486)
    142,400          22,542          54,771              --              --          77,313
         --              --         220,150              --        (193,427)         28,573
         --              --         159,677              --              --         159,677
         --              --         533,678              --              --         542,878
         --              --         263,830              --              --         263,830
         --              --        (641,780)             --              --        (641,781)
         --              --         (59,583)             --              --         (59,583)
         --              --              --      (3,867,931)             --      (3,867,931)
-----------     -----------     -----------     -----------     -----------     -----------

    (65,100)        (54,574)      8,139,907      (7,507,438)       (193,427)        446,396

   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

            STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT - CONTINUED
                                   (Unaudited)

       For the Period from May 22, 1996 (inception) through June 30, 2002

                                                                 Common Stock                Preferred Stock
                                                          --------------------------    --------------------------
                                                                             Par                           Par
                                                             Shares         Value          Shares         Value
                                                          -----------    -----------    -----------    -----------

Stock issued for cash                                        1,382,778          1,383             --             --
Stock issued for services                                   10,461,498         10,461             --             --
Purchase of treasury stock                                          --             --             --             --
Amortization of discount on convertible preferred stock             --             --             --             --
Stock issued upon debt conversion                            7,064,886          7,065             --             --
Net loss                                                            --             --             --             --
                                                           -----------    -----------    -----------    -----------

Balance, December 31, 2001                                  80,837,337         80,837             --             --
Stock issued for cash                                        8,080,000          8,080             --             --
Stock issued for services                                   14,570,000         14,570             --             --
Sale of treasury stock                                              --             --             --             --
Purchase of treasury stock                                          --             --             --             --
Stock issued upon debt conversion                           22,049,886         22,050             --             --
Exercise of stock option for notes receivable                1,100,000          1,100             --             --
Consolidation of accrued interest with note receivable              --             --             --             --
Net loss                                                            --             --             --             --
                                                           -----------    -----------    -----------    -----------

Balance, March 31, 2002                                    126,637,223        126,637             --             --
Stock issued for services                                    3,410,000          3,410             --             --
Stock issued for cash                                       26,220,000         26,220             --             --
Stock issued upon debt conversion                           12,168,000         12,168             --             --
Purchase of treasury stock                                          --             --             --             --
Retroactive application of the equity method to
  investment in Bio Moda, Inc.                                      --             --             --             --
Net loss                                                            --             --             --             --
                                                           -----------    -----------    -----------    -----------

Balance, June 30, 2002                                     168,435,223    $   168,435             --    $        --
                                                           ===========    ===========    ===========    ===========

       Treasury Stock
---------------------------                   Equity (Deficit)     Notes
                                 Additional      During the      Receivable        Total
                                  Paid-In        Development        From        Stockholders'
   Shares           Cost          Capital          Stage          Officer         Deficit
-----------     -----------     -----------     -----------     -----------    ------------

         --              --          66,844             --              --          68,227
         --              --         412,284             --              --         422,745
   (251,700)        (16,215)             --             --              --         (16,215)
         --              --         143,875             --              --         143,875
         --              --         147,008             --              --         154,073
         --              --              --     (1,985,142)             --      (1,985,142)
-----------     -----------     -----------    -----------     -----------     -----------

   (316,800)        (70,789)      8,909,918     (9,492,580)       (193,427)       (766,041)
         --              --          39,961             --              --          48,041
         --              --         249,080             --              --         263,650
    316,800          70,789              --        (64,111)             --           6,678
     (5,000)           (170)             --             --              --            (170)
         --              --         261,900             --              --         283,950
         --              --          20,900             --         (22,000)             --
         --              --              --             --         (19,419)        (19,419)
         --              --              --       (408,061)             --        (408,061)
-----------     -----------     -----------    -----------     -----------     -----------

     (5,000)           (170)      9,481,759     (9,964,752)       (234,846)       (591,372)
         --              --          18,260             --              --          21,670
         --              --         106,171             --              --         132,391
         --              --          80,518             --              --          92,686
   (660,000)         (7,135)             --             --              --          (7,135)

         --              --              --        (97,674)             --         (97,674)
         --              --              --       (328,077)             --        (328,077)
-----------     -----------     -----------    -----------     -----------     -----------

   (665,000)    $    (7,305)    $ 9,686,708     10,390,503)    $  (234,846)    $  (777,511)
===========     ===========     ===========    ===========     ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                For the Three Months ended June 30, 2002 and 2001

                                                           2002        2001
                                                        ---------    ---------
Cash flows from operating activities
  Net loss                                              $(328,077)   $(570,699)
  Adjustments to reconcile net loss to net cash
    used in operating activities

      Interest on convertible debentures                   26,835       25,000
      Amortization and depreciation expense                22,799       42,777
      Amortization of discounts on convertible
        notes                                                  --           --
      Unrealized (gain) loss on marketable securities          --           --
      Loss on Bio Moda, Inc.                                7,103           --
      Asset impairment                                         --      227,570
      Issuance of common stock for services                21,670       85,588
      Marketable equity securities                             --           --
      Increase in costs in excess of
        billings on uncompleted contract                  (78,375)     (77,252)
      (Increase) decrease in other assets                  (3,522)      (5,121)
      Increase in allowance for loss on contract          185,000           --
      Increase (decrease) in accrued liabilities
        and accounts payable                               16,263       69,597
                                                        ---------    ---------

          Net cash used in operating activities          (130,304)    (202,540)
                                                        ---------    ---------

   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS - CONTINUED
                                   (Unaudited)

                For the Three Months ended June 30, 2002 and 2001

                                                         2002         2001
                                                      ---------    ---------
Cash flows from investing activities
  Advances to Bio Moda, Inc.                             (5,050)          --
  Purchase of equipment                                      --       (1,610)
  Sale of marketable securities                              --           --
  (Increase) decrease in certificate of deposits             --       52,935
  Purchase of other assets                                   --       (6,003)
                                                      ---------    ---------

          Net cash provided by investing activities      (5,050)      45,322
                                                      ---------    ---------

Cash flows from financing activities
  Payments on long-term debt                             (3,494)     (10,749)
  Issuance of capital stock                             132,391       40,000
  Purchase of treasury stock                             (7,135)      (2,012)
                                                      ---------    ---------

          Net cash provided by
            financing activities                        121,762       27,239
                                                      ---------    ---------

          NET DECREASE IN CASH                          (13,592)    (129,979)

Cash and cash equivalents, beginning of period           24,210      225,018
                                                      ---------    ---------

Cash and cash equivalents, end of period              $  10,618    $  95,039
                                                      =========    =========

                  NON-CASH INVESTING AND FINANCING TRANSACTIONS

Retroactive application of the equity method to investment in Bio Moda, Inc. $ (97,674)

During the three months ended June 30, 2002, $92,686 of debentures were converted into 12,168,000 shares of the Company's common stock.

   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS - CONTINUED
                                   (Unaudited)

                 For the Six months ended June 30, 2002 and 2001
                  and the Period from May 22, 1996 (Inception)
                              through June 30, 2002

                                                                                       May 22, 1996
                                                                                        (Inception)
                                                                                         Through
                                                            2002           2001        June 30, 2002
                                                       ------------    ------------    ------------
Cash flows from operating activities
  Net loss                                             $   (736,138)   $  1,101,770)   $(10,041,274)
  Adjustments to reconcile net loss to net cash
    used in operating activities

      Interest on convertible debentures                     57,002          50,000         178,218
      Intrinsic value of conversion features                     --              --         610,603
      Amortization and depreciation expense                  46,244          71,150         490,849
      Write off of organization costs                            --              --          63,020
      Amortization of discounts on convertible notes             --              --         295,209
      Unrealized loss on marketable securities                   --              --          29,368
      Gain on disposal of assets                            (10,000)         (6,000)         (5,694)
      Loss on Bio Moda, Inc.                                  7,103              --         181,169
      Asset impairment                                           --         227,570         227,570
      Issuance of common stock for services                 285,320         261,836       4,221,102
      Issuance of notes for services                             --              --          50,000
      Increase in costs in excess of billings on
        uncompleted contract                               (164,186)       (175,320)     (1,734,750)
      Marketable equity securities                               --              --              --
      (Increase) decrease in other assets                    (8,223)          4,629         (88,098)
      Increase (decrease) in inventory                           --              --         (35,293)
      Increase in allowance for loss on contract            185,000         125,000         908,000
      Increase in other receivables                              --              --              --
      Increase (decrease) in accrued liabilities
        and accounts payable                                 67,010          52,620         340,569
      Other non-cash expenses                                    --              --          33,447
      Accrued interest                                           --              --          30,667
                                                       ------------    ------------    ------------

          Net cash used in operating activities            (270,868)       (490,285)     (4,245,318)
                                                       ------------    ------------    ------------

   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS - CONTINUED
                                   (Unaudited)

                 For the Six Months ended June 30, 2002 and 2001
                  and the Period from May 22, 1996 (Inception)
                              through June 30, 2002

                                                                                      May 22, 1996
                                                                                       (Inception)
                                                                                        Through
                                                          2002           2001        June 30, 2002
                                                      -----------    ------------    ------------
Cash flows from investing activities
  Proceeds from sale of intangible assets             $    10,000    $        --    $    10,000
  Proceeds from sale of Bio Moda, Inc. stock               11,250             --         11,250
  Advances to Bio Moda, Inc.                               (5,050)            --         (5,050)
  Purchase of equipment                                        --        (23,736)      (382,592)
  Investment in Bio Moda, Inc.                                 --             --       (383,845)
  Sale of marketable securities                                --             --         40,665
  Purchase of marketable securities                            --             --        (70,034)
  Decrease in certificate of deposits                          --        107,426             --
  Proceeds from sale of equipment                              --         23,800         23,800
  Purchase of other assets                                     --         (6,653)      (245,579)
  Redemption of sale of Wizard Technologies, Inc.              --             --             --
                                                      -----------    -----------    -----------

          Net cash provided by (used in)
            investing activities                           16,200        100,837     (1,001,385)
                                                      -----------    -----------    -----------

Cash flows from financing activities
  Additions to notes payable                                   --             --        622,776
  Payments on notes payable and capital
    lease obligations                                      (5,383)       (34,581)      (229,149)
  Issuance of capital stock                               180,432         40,000      3,808,643
  Collection of officer notes                                  --             --         28,878
  Sale of treasury stock                                    6,679             --        119,456
  Purchase of treasury stock                               (7,305)        (5,219)      (153,283)
  Proceeds from issuance of convertible instruments            --         75,000      1,060,000
                                                      -----------    -----------    -----------

          Net cash provided by financing activities       174,423         75,200      5,257,321
                                                      -----------    -----------    -----------

          NET (DECREASE) INCREASE IN CASH                 (80,245)      (314,248)        10,618

Cash and cash equivalents, beginning of period             90,863        409,287             --
                                                      -----------    -----------    -----------

Cash and cash equivalents, end of period              $    10,618    $    95,039    $    10,618
                                                      ===========    ===========    ===========

                  NON CASH INVESTING AND FINANCING TRANSACTIONS

Retroactive application of the equity method to investment in Bio Moda, Inc. $ (97,674)

During the six month period ended June 30, 2002, $376,636 of debentures were converted into 34,217,886 shares of the Company's common stock.

   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                  June 30, 2002

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

      Notes to Interim Financial Statements

      The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal and recurring nature considered necessary for fair presentation have been included. Results of operations for the three-month and six-month periods ended June 30, 2002 may not necessarily be indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the Company's financial statements and footnotes included on the form 10-KSB for the year ended December 31, 2001.

      Going Concern

      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which are based on certain underlying assumptions, including the assumption that the Company will continue as a going concern. The Company is a development stage enterprise and has not yet earned revenues from its planned principal operations and has a net capital deficiency. The Company's entry into its intended operational stage is dependent upon its ability to continue to generate sufficient working capital and to develop a market accepted product line. The accompanying financial statements do not include any adjustments that might result from the resolution of this uncertainty.

      The Company has obtained a contract to produce two outdoor advertising billboards using its flat panel display technology. This is the first commercial application of the Company's technology. The success of the Company will depend on its ability to commercialize its technology and complete this contract. As of June 30, 2002, completion of this contract was

   The accompanying notes are an integral part of these financial statements.

      behind schedule.

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

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                                  June 30, 2002

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      Going Concern - Continued

      The contract to produce two outdoor advertising billboards totals $1.7 million, with $885,000 assigned to the first unit. An estimated loss of approximately $1,093,000 from production of the first unit has been recognized through June 30, 2002. The Company's estimated cost to complete as of June 30, 2002 is $252,680, which is expected to be funded from new borrowings and contributed capital.

      In accordance with the contract, the Company will bill the customer when certain milestones are met. Billings and collections through June 30, 2002 have totaled $89,873. Due to the nature of the customer's business, and deferments requested by customer, the Company has experienced an unanticipated delay in delivering the first unit. The Company anticipates additional collections, for milestones previously achieved, during the fourth quarter of 2002. However, there is a direct relationship between the scheduled collection on the contract and the sustained business environment of the customer.

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

      Investment

      As of June 30, 2002, the Company owned 18.6% of the outstanding common stock of Bio Moda, Inc., an unconsolidated investment accounted for using the equity method. For the years ended December 31, 2001 and 2000, the Company reported its investment under the cost method since its ownership was not sufficient for the investment to be accounted for using the equity method. During 2002, the Company's influence over Bio Moda, Inc. increased such that the investment qualified for accounting under the equity method. Losses from Bio Moda, Inc. in 2002 are recognized in the Company's current earnings. Retroactive recognition of the

   The accompanying notes are an integral part of these financial statements.

      Bio Moda, Inc. losses from 2001 and 2000 is recorded directly to the Company's deficit accumulated during the development stage.

      The carrying value of the investment as of June 30, 2002 is the original investment cost adjusted by the Company's proportionate interest in losses reported by the investee through June 30, 2002.

   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                                  June 30, 2002

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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


NOTE 2. NOTES RECEIVABLE

      Notes receivable at June 30, 2002, consist of the following:

            Due from officer                                 $29,188
            Note receivable from former shareholder,
              interest at 8% and due on demand                15,000
            Note receivable from sale of investment and
              Treasury stock                                  17,680
            Notes receivable from Bio Moda, Inc.,
              interest at 7%                                   5,050
                                                             -------
                                                             $66,918
                                                             =======

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

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                                  June 30, 2002

NOTE 3.  INVESTMENTS

      As of June 30, 2002, the Company owned 1,072,285 shares or 18.6% of the 5,765,282 outstanding shares of Bio Moda, Inc.

      Bio Moda, Inc. is a development stage company involved primarily in the development of technology for the early detection of lung cancer. As a development stage company, Bio Moda, Inc. has not had any revenues as of June 30, 2002.

      There is currently no active market for the common stock of Bio Moda, Inc. The ultimate value of the Company's investment in Bio Moda, Inc. will depend on its ability to complete its research and either commercialize or sell its proprietary technology.

      During the three months ended March 31, 2002, the Company sold a portion of its interest in Bio Moda to an individual.

      The investment in Bio Moda, Inc. is accounted for using the equity method. A summary of the investment is as follows:

            Original cost                                    $ 383,845
            Share of net loss                                 (238,787)
            Amortization of excess of cost over book value     (42,500)
            Sale of investment                                 (28,930)
                                                             ---------
            Carrying value of investment in Bio Moda, Inc.   $  73,628
                                                             =========

NOTE 4. LONG-TERM DEBT

      As of June 30, 2002, the Company's long-term debt was as follows:

            Notes payable to a financial institution, due in monthly payments aggregating $3,221 through October 2003, bearing interest at bank prime rate plus 1.5%, collateralized by operating equipment
              and a vehicle                                         $ 40,838

            Less:  Current portion                                   (34,571)
                                                                    --------
                                                                    $  6,267
                                                                    ========

   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                                  June 30, 2002

NOTE 5. CONVERTIBLE DEBENTURES

      During the three months ended June 30, 2002, the Company issued 12,168,000 shares of common stock upon conversion of $92,686 of debenture principal.


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


NOTE 7. INCOME TAXES

      As of June 30, 2002, the Company had net operating loss carryforwards of approximately $10,229,000 which expire in varying amounts between 2016 through 2021. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to

   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                                  June 30, 2002

      expiration of the loss carryforward. The deferred tax asset related to this potential future tax benefit has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carryforward period are revised.

NOTE 8. STOCK PLANS

      On January 4, 1999, the Company established the Incentive Stock Option Plan. Pursuant to the Plan, up to 10,000,000 shares of the Company's common stock may be granted as options to key employees. The shares issued upon exercise of the options may be authorized and unissued shares or shares held by the Company in its treasury. The exercise date of the options is based on the related agreement as approved by the Board of Directors. The Incentive Stock Option Plan expires on January 4, 2009. Options awarded under the Plan have four-year terms and vest ratably over one to two year periods. As of June 30, 2002, there were 8,075,000 shares available under the Plan for future awards. No stock options were issued during the three-month or six-month period ended June 30, 2002.

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

      Total stock options granted and unexercised were 3,825,000 as of June 30, 2002. The shares issued upon exercise of the options may be authorized and unissued shares or shares held by

   The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                                  June 30, 2002

      the Company in its treasury. The exercise date of options granted is based upon the related agreement as approved by the Board of Directors.

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

NOTE 8.  STOCK PLANS - CONTINUED

      A summary of the common stock option and warrant activity for employees, directors and officers is as follows:

                                                        Weighted
                                          Warrants       Average
                                            and         Exercise
                                          Options        Prices      Exercisable
                                          -------        ------      -----------

Balance, December 31, 2001               11,100,000       $0.27        9,517,500

Granted                                   1,100,000        0.22

Exercised                                (1,100,000)       0.22
                                        -----------

Balance, March 31, 2002                  11,100,000        0.27        9,517,500

Granted                                          --          --

Exercised                                        --          --
                                        -----------

Balance, June 30, 2002                   11,100,000        0.27        9,517,500
                                        ===========

The option price established for the shares upon exercise ranges from $0.12 to $0.34 per share, and expires through October 2004.

   The accompanying notes are an integral part of these financial statements.

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

We expect our principal source of revenue to be derived from sales of our electronic display product. To date we have recognized limited revenue, but we have developed a functioning prototype and we anticipate sales by the fourth quarter 2002. The company has set the price for its units at $395,000 and $1,490,000 respectively for its 2 meter x 3 meter and its 3 meter x 8 meter flat panel displays.

The company has completed a marketing film that is being distributed on a national and international basis. The recipients who receive this film are institutional investors and qualified potential buyers of the flat panel displays.

Our operating expenses have increased significantly since our inception, and the rate of increase has risen since last year. This is due to increased engineering and management staff and investments in operating infrastructure. Since our inception we have incurred significant losses and, as of June 30, 2002, had an accumulated deficit of $10,390,503.

RESULTS OF CONTINUING OPERATIONS

Due to our limited operating history, we believe that period-to-period comparisons of our results of operations are not fully meaningful and should not be relied upon as an indication of future performance.

Comparison of the Three-Month Periods Ended June 30, 2002 and 2001

Revenue. During the quarter ended March 31, 2001, the Company changed the accounting for our contract to the completed contract method. According to this way of accounting for contracts, we are booking no revenue until the completion of the contract. Please note that the revenue for the period "May 22, 1996 (Inception) Through June 30, 2002" has been restated and is now $0. Billings and collections through June 30, 2002 have totaled $89,873.

Product Development. Product development expenses consist primarily of personnel expenses, consulting fees and depreciation of the equipment associated with the development and enhancement of our flat panel displays. Research development and technical costs decreased to $22,908 in the second quarter of 2002 from $74,400 in the second quarter of 2001. These costs have been reduced in an effort to conserve cash and meet the challenges of being a development stage company. However, we believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to increase significantly in future periods. We expense product development costs as they are incurred.

   The accompanying notes are an integral part of these financial statements.

General and Administrative. General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel, general corporate activities, and the depreciation and amortization of office furniture and leasehold improvements. General and administrative costs decreased to $95,251 in the second quarter of 2002 from $247,455 in the second quarter of 2001. We expect general and administrative costs to increase in the future as our business prospects develop and we will require more staff. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

Other Income (Expense). Other income (expense) consists of interest and other income and expense. Other (expense) increased to ($24,918) in the second quarter of 2002 from ($21,274) in the second quarter of 2001 due primarily to reduced interest income the second quarter of 2002.

Depreciation decreased to $22,798 in the second quarter of 2002 from $42,777 in the second quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through the private placement of equity securities. As of June 30, 2002 we have raised net proceeds of $5,257,321.

We have also utilized equipment loans and capital lease financing. As of June 30, 2002 we have a balance of $40,838 on the equipment loans.

The Company's holding in BioModa, Inc will provide additional liquidity. BioModa is a biomedical development company. The Company's ownership of BioModa, as of June 30, 2002 was approximately 18.6%.

The Company's relationship to its investment in Biomoda changed during the quarter. There is now an active leadership role in Biomoda being provided by John Cousins and Leslie Robins. Biomoda is currently in the process of registering securities under an SB2 that has been filed with the Securities and Exchange Commission. The Company has gone to the equity method of reporting its investment in Biomoda because of these recent changes in the management relationship between the two companies.

Product development expenditures were $22,908 for the quarter ended June 30, 2002. Funds for operations, product development and capital expenditures were provided from the sale of securities and cash reserves. As of June 30, 2002, we had approximately $10,618 of cash and cash equivalents.

   The accompanying notes are an integral part of these financial statements.

Management believes that sales of securities, cash reserves and contract revenue will provide adequate liquidity and capital resources to meet the anticipated development stage requirements through the end of the fourth quarter 2002. At that time it is anticipated that sales of flat panel displays will begin and contribute to operating revenues. It is anticipated that these sales will provide the additional capital resources to fund the proportionately higher working capital requirements of production and sales initiatives. The Company currently has no other significant commitments for capital expenditures in 2002.

                           PART II. OTHER INFORMATION

Item 1.  Legal proceedings

The Company is not a party to any legal proceeding, the adverse outcome of which, in management's opinion, would have a material adverse effect on the Company's operating results.

Item 2.  Changes in securities

During the second quarter of fiscal year 2002 there was a 41,798,000 increase in shares of common stock.

Item 3.  Defaults upon senior securities - Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company's security holders during the second quarter of fiscal year 2002.

Item 5.  Other Information - Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

1.    Certification of Periodic Report by CEO and CFO

2. Board Resolution to increase Authorized to 300,000,000 as filed with the State of Nevada

                        CERTIFICATION OF PERIODIC REPORT

I, Leslie S. Robins, CEO of Advanced Optics Electronics, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 that:

(1) the (Quarterly/Annual) Report on Form (10-Q/10-K) of the Company for the quarterly period ended June 30, 2002 (the "Report") fully complies with the requirements of

   The accompanying notes are an integral part of these financial statements.

      Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: August 13, 2002
                                                      /s/ Leslie S. Robins
                                                      --------------------
                                                      Leslie S. Robins
                                                      CEO

                        CERTIFICATION OF PERIODIC REPORT

I, John J. Cousins, CFO of Advanced Optics Electronics, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 that:

(3) the (Quarterly/Annual) Report on Form (10-Q/10-K) of the Company for the quarterly period ended June 30, 2002 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(4) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: August 13, 2002

                                                          /s/ John J. Cousins
                                                          --------------------
                                                          John J. Cousins
                                                          CFO


   The accompanying notes are an integral part of these financial statements.

                      RESOLUTION OF THE BOARD OF DIRECTORS

I hereby certify that at a meeting of the Board of Directors of Advanced Optics Electronics, Inc., a corporation organized and existing under and by the virtue of the laws of the State of Nevada held 17th day of July 2002 at which said meeting a quorum was present and acting throughout, the following resolution was adopted and ever since has been and now is in full force and effect:

      "Pursuant to NRS 78.207 and Article XII of the Articles of Incorporation, it is resolved that the Board of Directors of Advanced Optics Electronics, Inc. authorizes the change in the total number of shares which this Corporation is authorized to issue from 150,000,000 shares of Common Stock at $.001 par value per share to 300,000,000 shares of Common Stock at $.001 par value per share."

Pursuant to NRS 78.209:

(c) There will be no shares issued after the change in exchange for issued shares.

(d)   There are no provisions for the issuance of fractional shares.

(e) Stockholder approval is not required as per NRS 78.207 and Article XII of the Articles of Incorporation

I further certify the authority thereby conferred is not inconsistent with the Articles or By-Laws of this Corporation, and that the following is a true and correct list of the directors of this Corporation as of the present date.

Directors:

Leslie S. Robins
Michael H. Pete
Richard A. Josephberg

In witness whereof, I have hereunto set my hand and the Seal of said Corporation this 17th day of July 2002.


(CORPORATE SEAL)

   The accompanying notes are an integral part of these financial statements.

                                        (Signed)   /s/ Leslie S. Robins
                                                   --------------------
                                                       Secretary

(b) Reports on Form 8-K
On June 17, 20002 a report on Form 8-K was filed referring to the resignation of Harold Herman as a Director due to restrictive health challenges.

   The accompanying notes are an integral part of these financial statements.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report on Form 10QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Dated: August 13, 2002

                             ADVANCED OPTICS ELECTRONICS, INC.


                             BY:/s/John J. Cousins
                             ---------------------
                             John J. Cousins
                             Vice President of Finance
                             (Principal Accounting Officer)


                             BY:/s/Leslie S. Robins
                             ----------------------
                             Leslie S. Robins
                             Executive Vice President
                             (Principal Executive Officer)

   The accompanying notes are an integral part of these financial statements.