Form 10QSB
period 2002-09-30
ADVANCED OPTICS ELECTRONICS INC
filed 2002-11-14
CIK 1020657

U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended: September 30, 2002


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

The number of issuer's shares of Common Stock outstanding as of September 30, 2002 was 290,086,921

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

                               September 30, 2002

                                 C O N T E N T S





  REPORT OF INDEPENDENT CERTIFIED PUBLIC
    ACCOUNTANTS........................................................1

  FINANCIAL STATEMENTS

       BALANCE SHEET...................................................2

       STATEMENTS OF OPERATIONS......................................3-4

       STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT.................5-6

       STATEMENTS OF CASH FLOWS.....................................7-10

       NOTES TO FINANCIAL STATEMENTS...............................11-17

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Advanced Optics Electronics, Inc.


We have reviewed the accompanying balance sheet of Advanced Optics Electronics, Inc. (A Development Stage Company), as of September 30, 2002, and the related statements of operations, changes in stockholders' deficit and cash flows for the three-month and nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management. The financial statements for the 1998 and 1999 portions of the period from May 22, 1996 (inception) through December 31, 1999 were audited by other auditors, whose reports dated February 18, 2000 expressed unqualified opinions on those statements, before restatement.

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

Albuquerque, New Mexico
October 21, 2002

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                   (Unaudited)

                               September 30, 2002

                                     ASSETS

     CURRENT ASSETS
       Cash and cash equivalents                                 $          -
       Costs and estimated earnings in excess of
         billings on uncompleted contract                            1,799,230
                                                                 -------------

               Total current assets                                  1,799,230
                                                                 -------------

     PROPERTY AND EQUIPMENT, net                                       138,111
                                                                 -------------

     OTHER ASSETS
       Investment in Bio Moda, Inc.                                     72,470
       Other assets                                                     72,163
       Note receivable from officer and shareholder                     57,908
       Intangible assets, net                                           19,576
                                                                 -------------

               Total other assets                                      222,117
                                                                 -------------

                   Total assets                                  $   2,159,458
                                                                 =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

     CURRENT LIABILITIES
       Bank overdraft                                            $       3,252
       Accounts payable                                                207,612
       Accrued liabilities                                             132,530
       Current portion of long-term debt                                33,845
       Allowance for loss on contract                                1,093,000
                                                                 -------------

               Total current liabilities                             1,470,239
                                                                 -------------

     LONG-TERM DEBT, less current portion                                1,488
                                                                 -------------

     CONVERTIBLE DEBENTURES                                          1,439,284
                                                                 -------------

     STOCKHOLDERS' DEFICIT
       Common stock - Authorized 300,000,000
         shares, $.001 par value,
         290,086,921 shares issued and
         289,132,921 shares outstanding                                290,087
       Additional paid-in capital                                    9,813,210
       Deficit accumulated during the development stage            (10,613,848)
       Treasury stock, at cost                                          (6,156)
       Notes receivable from officer for
         exercise of stock options                                    (234,846)
                                                                 -------------

               Total stockholders' deficit                            (751,553)
                                                                 -------------

               Total liabilities and stockholders' deficit       $   2,159,458
                                                                 =============


The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

             For the Three Months ended September 30, 2002 and 2001


                                                     2002             2001
                                               ---------------   ---------------
  Revenues
    Contract revenue                            $           -     $           -
                                               ---------------   ---------------

  Costs and expenses
    General and administrative                       (180,516)         (210,411)
    Research and development                          (21,660)          (78,380)
    Asset impairment                                        -                 -
                                               ---------------   ---------------

          Total costs and expenses                   (202,176)         (288,791)

  Estimated loss on contract                                -                 -
                                               ---------------   ---------------

    Operating loss                                   (202,176)         (288,791)
                                               ---------------   ---------------

  Other income (expenses)
    Interest income                                     3,370             5,511
    Unrealized gain (loss) on marketable
      equity securities                                     -                 -
    Loss on Bio Moda, Inc.                             (1,158)                -
    Interest expense                                  (22,434)          (70,206)
                                               ---------------   ---------------

          Total other income (expenses)               (20,222)          (64,695)
                                               ---------------   ---------------

          Net loss                              $    (222,398)    $    (353,486)
                                               ===============   ===============

  Net loss per share                            $       (.001)    $       (.005)
                                               ===============   ===============

  Weighted average shares outstanding             229,261,072        68,260,388
                                               ===============   ===============


The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                      STATEMENTS OF OPERATIONS - CONTINUED
                                   (Unaudited)

              For the Nine Months ended September 30, 2002 and 2001
                  and the Period from May 22, 1996 (Inception)
                           through September 30, 2002


                                                                                    May 22, 1996
                                                                                    (Inception)
                                                                                      Through
                                                                                    September 30,
                                                     2002             2001              2002
                                               ---------------   ---------------   ---------------
  Revenues
    Contract revenue                            $          -      $          -      $          -


  Costs and expenses
    General and administrative                       (640,881)         (771,725)       (6,638,186)
    Research and development                          (68,169)         (230,982)       (1,334,253)
     Asset impairment                                      -           (227,570)         (227,570)
                                               ---------------   ---------------   ---------------

          Total costs and expenses                   (709,050)       (1,230,277)       (8,200,009)


  Estimated loss on contract                         (185,000)         (125,000)       (1,093,000)
                                               ---------------   ---------------   ---------------

    Operating loss                                   (894,050)       (1,355,277)       (9,293,009)
                                               ---------------   ---------------   ---------------

  Other income (expenses)
    Interest income                                    11,597            20,827            67,553
    Realized gain (loss) on marketable
      equity securities                                    -                 -            (29,368)
    Other investment gains                                 -                 -             59,784
    Loss on Bio Moda, Inc.                             (8,261)               -           (184,771)
    Gain (loss) on disposal of assets                  10,000             6,000             5,694
    Interest expense                                  (77,822)         (126,806)       (1,013,979)
                                               ---------------   ---------------   ---------------

          Total other income (expenses)               (64,486)          (99,979)       (1,095,087)
                                               ---------------   ---------------   ---------------

          Net loss before cumulative effect of
            change in accounting principle           (958,536)       (1,455,256)      (10,388,096)

  Cumulative effect of change in
    accounting principle                                   -                 -            (63,020)
                                               ---------------   ---------------   ---------------

          Net loss                              $    (958,536)    $  (1,455,256)    $ (10,451,116)
                                               ===============   ===============   ===============

  Net loss per share before cumulative effect
    of change in accounting principle           $       (.005)    $       (.022)    $       (.222)

  Cumulative effect of change in
    accounting principle                                   -                 -              (.001)
                                               ---------------   ---------------   ---------------

  Net loss per share                            $       (.005)    $       (.022)    $       (.223)
                                               ===============   ===============   ===============

  Weighted average shares outstanding             185,462,129        66,278,396        46,848,711
                                               ===============   ===============   ===============

The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                   (Unaudited)

     For the Period from May 22, 1996 (inception) through September 30, 2002


                                                         Common Stock           Preferred Stock          Treasury Stock
                                                    ------------------------   -------------------  --------------------------

                                                                     Par                   Par
                                                       Shares       Value      Shares     Value       Shares          Cost
                                                    -----------   ----------   --------   --------   -----------   -----------

BALANCE, MAY 22, 1996                                       -     $      -          -     $    -             -     $       -
Stock issued to incorporators for cash                 500,000          500         -          -             -             -
Stock issued for the net assets of PLZ Tech, Inc.    4,500,000        4,500         -          -             -             -
Net loss                                                    -            -          -          -             -             -
                                                    -----------   ----------   --------   --------   -----------   -----------

BALANCE, DECEMBER 31, 1996                           5,000,000        5,000         -          -             -             -
Stock issued for cash and services                   2,281,212        2,281         -          -             -             -
Net loss                                                    -            -          -          -             -             -
                                                    -----------   ----------   --------   --------   -----------   -----------

BALANCE, DECEMBER 31, 1997                           7,281,212        7,281         -          -             -             -
Stock issued for cash                               10,979,275       10,979         -          -             -             -
Stock issued for services                            2,751,000        2,751         -          -             -             -
Stock issued in exchange for note receivable           315,000          315         -          -             -             -
Purchase and retirement of treasury stock             (472,200)        (472)        -          -             -             -
Net loss                                                    -            -          -          -             -             -
                                                    -----------   ----------   --------   --------   -----------   -----------

BALANCE, DECEMBER 31, 1998                          20,854,287       20,854         -          -             -             -
Stock issued for cash                                8,681,624        8,682         -          -             -             -
Stock issued for services                           17,094,313       17,094         -          -             -             -
Intrinsic value of beneficial conversion feature
  of notes payable                                          -            -          -          -             -             -
Fair value of warrants related to notes payable             -            -          -          -             -             -
Purchase and retirement of treasury stock             (489,251)        (489)        -          -             -             -
Purchase of treasury stock                                  -            -          -          -       (229,000)      (41,760)
Sale of treasury stock                                      -            -          -          -         85,000        11,130
Net loss                                                    -            -          -          -             -             -
                                                    -----------   ----------   --------   --------   -----------   -----------

BALANCE, DECEMBER 31, 1999                          46,140,973       46,141         -          -       (144,000)      (30,630)
Stock issued for cash                                  782,000          782        710          1            -             -
Stock issued for services                            3,955,202        3,955         -          -             -             -
Purchase of treasury stock                                  -            -          -          -        (63,500)      (46,486)
Sale of treasury stock                                      -            -          -          -        142,400        22,542
Exercise of stock options for notes receivable       1,850,000        1,850         -          -             -             -
Amortization of discount on convertible
  preferred stock                                           -            -          -          -             -             -
Exercise of preferred stock conversion feature       9,200,000        9,200         -          -             -             -
Issuance of convertible debentures                          -            -          -          -             -             -
Exchange of preferred stock for
  convertible debentures                                    -            -        (710)        (1)           -             -
De-investment in Wizard Technologies                        -            -          -          -             -             -
Net loss                                                    -            -          -          -             -             -
                                                    -----------   ----------   --------   --------   -----------   -----------

BALANCE, DECEMBER 31, 2000                          61,928,175       61,928         -          -        (65,100)      (54,574)

The accompanying notes are an integral part of these financial statements.



                                                                    Equity (Deficit)      Notes
                                                       Additional      During the        Receivable        Total
                                                        Paid-In       Development          From         Stockholders'
                                                        Capital          Stage            Officer          Deficit
                                                    --------------   --------------   --------------   --------------
BALANCE, MAY 22, 1996
Stock issued to incorporators for cash              $         -      $         -      $         -      $         -
Stock issued for the net assets of PLZ Tech, Inc           24,500              -                -             25,000
Net loss                                                  281,096              -                -            285,596
                                                              -            (76,902)             -            (76,902)
                                                    --------------   --------------   --------------   --------------
BALANCE, DECEMBER 31, 1996
Stock issued for cash and services                        305,596          (76,902)             -            233,694
Net loss                                                  362,720              -                -            365,001
                                                              -            (84,690)             -            (84,690)
                                                    --------------   --------------   --------------   --------------
BALANCE, DECEMBER 31, 1997
Stock issued for cash                                     668,316         (161,592)             -            514,005
Stock issued for services                               1,281,728              -                -          1,292,707
Stock issued in exchange for note receivable              293,719              -                -            296,470
Purchase and retirement of treasury stock                  28,685              -                -             29,000
Net loss                                                  (39,913)             -                -            (40,385)
                                                              -           (752,111)             -           (752,111)
                                                    --------------   --------------   --------------   --------------
BALANCE, DECEMBER 31, 1998
Stock issued for cash                                   2,232,535         (913,703)             -          1,339,686
Stock issued for services                                 855,101              -                -            863,783
Intrinsic value of beneficial conversion feature        1,469,320              -                -          1,486,414
  of notes payable
Fair value of warrants related to notes payable           174,610              -                -            174,610
Purchase and retirement of treasury stock                 125,000              -                -            125,000
Purchase of treasury stock                                (10,643)             -                -            (11,132)
Sale of treasury stock                                        -                -                -            (41,760)
Net loss                                                   24,334              -                -             35,464
                                                              -         (2,725,804)             -         (2,725,804)
                                                    --------------   --------------   --------------   --------------
BALANCE, DECEMBER 31, 1999
Stock issued for cash                                   4,870,257       (3,639,507)             -          1,246,261
Stock issued for services                               1,012,710              -                -          1,013,493
Purchase of treasury stock                              1,726,197              -                -          1,730,152
Sale of treasury stock                                        -                -                -            (46,486)
Exercise of stock options for notes receivable             54,771              -                -             77,313
Amortization of discount on convertible                   220,150              -           (193,427)          28,573
  preferred stock                                         159,677              -                -            159,677
Exercise of preferred stock conversion feature            533,678              -                -            542,878
Issuance of convertible debentures                        263,830              -                -            263,830
Exchange of preferred stock for                          (641,780)             -                -           (641,781)
  convertible debentures                                  (59,583)             -                -            (59,583)
De-investment in Wizard Technologies                          -         (3,867,931)             -         (3,867,931)
Net loss                                            --------------   --------------   --------------   --------------

BALANCE, DECEMBER 31, 2000                              8,139,907       (7,507,438)        (193,427)         446,396

The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

            STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT - CONTINUED
                                   (Unaudited)

     For the Period from May 22, 1996 (inception) through September 30, 2002


                                                           Common Stock          Preferred Stock           Treasury Stock
                                                  --------------------------   -------------------   -------------------------

                                                                     Par                    Par
                                                       Shares       Value       Shares     Value       Shares         Cost
                                                  -------------   ----------   --------   --------   -----------   -----------

Stock issued for cash                                1,382,778        1,383         -          -             -             -
Stock issued for services                           10,461,498       10,461         -          -             -             -
Purchase of treasury stock                                 -            -           -          -       (251,700)      (16,215)
Amortization of discount on convertible
  preferred stock                                          -            -           -          -             -             -
Stock issued upon debt conversion                    7,064,886        7,065         -          -             -             -
Net loss                                                   -            -           -          -             -             -
                                                  -------------   ----------   --------   --------   -----------   -----------

Balance, December 31, 2001                          80,837,337       80,837         -          -       (316,800)      (70,789)
Stock issued for cash                                8,080,000        8,080         -          -             -             -
Stock issued for services                           14,570,000       14,570         -          -             -             -
Sale of treasury stock                                     -            -           -          -        316,800        70,789
Purchase of treasury stock                                 -            -           -          -         (5,000)         (170)
Stock issued upon debt conversion                   22,049,886       22,050         -          -             -             -
Exercise of stock option for notes receivable        1,100,000        1,100         -          -             -             -
Consolidation of accrued interest with
  note receivable                                          -            -           -          -             -             -
Net loss                                                   -            -           -          -             -             -
                                                  -------------   ----------   --------   --------   -----------   -----------
Balance, March 31, 2002                            126,637,223      126,637         -          -         (5,000)         (170)
Stock issued for services                            3,410,000        3,410         -          -             -             -
Stock issued for cash                               26,220,000       26,220         -          -             -             -
Stock issued upon debt conversion                   12,168,000       12,168         -          -             -             -
Purchase of treasury stock                                 -            -           -          -       (660,000)       (7,135)
Retroactive application of the equity method to
  investment in Bio Moda, Inc.                             -            -           -          -             -             -
Net loss                                                   -            -           -          -             -             -
                                                  -------------   ----------   --------   --------   -----------   -----------

Balance, June  30, 2002                            168,435,223      168,435         -          -       (665,000)       (7,305)
Stock issued for services                           31,801,000       31,801         -          -             -             -
Stock issued for cash                               79,600,000       79,600         -          -             -             -
Stock issued upon debt conversion                   10,250,698       10,251         -          -             -             -
Sale of treasury stock                                     -             -          -          -        191,000         2,097
Purchase of treasury stock                                 -             -          -          -       (480,000)         (948)
Net loss                                                   -             -          -          -             -             -
                                                  -------------   ----------   --------   --------   -----------   -----------

Balance, September 30, 2002                        290,086,921    $ 290,087         -     $    -       (954,000)   $   (6,156)
                                                  =============   ==========   ========   ========   ===========   ===========

The accompanying notes are an integral part of these financial statements.



                                                                    Equity (Deficit)      Notes
                                                      Additional       During the       Receivable       Total
                                                       Paid-In         Development        From          Stockholders'
                                                       Capital           Stage           Officer          Deficit
                                                    --------------   --------------   --------------   --------------

Stock issued for cash                                      66,844               -                -            68,227
Stock issued for services                                 412,284               -                -           422,745
Purchase of treasury stock                                     -                -                -           (16,215)
Amortization of discount on convertible                   143,875               -                -           143,875
  preferred stock                                         147,008               -                -           154,073
Stock issued upon debt conversion                              -        (1,985,142)              -        (1,985,142)
Net loss                                            --------------   --------------   --------------   --------------

                                                        8,909,918       (9,492,580)        (193,427)        (766,041)
Balance, December 31, 2001                                 39,961               -                -            48,041
Stock issued for cash                                     249,080               -                -           263,650
Stock issued for services                                      -           (64,111)              -             6,678
Sale of treasury stock                                         -                -                -              (170)
Purchase of treasury stock                                261,900               -                -           283,950
Stock issued upon debt conversion                          20,900               -           (22,000)              -
Exercise of stock option for notes receivable                  -                -           (19,419)         (19,419)
Consolidation of accrued interest with                         -          (408,061)              -          (408,061)
  note receivable                                   --------------   --------------   --------------   --------------
Net loss

Balance, March 31, 2002                                 9,481,759       (9,964,752)        (234,846)        (591,372)
Stock issued for services                                  18,260               -                -            21,670
Stock issued for cash                                     106,171               -                -           132,391
Stock issued upon debt conversion                          80,518               -                -            92,686
Purchase of treasury stock                                     -                -                -            (7,135)
Retroactive application of the equity method to
  investment in Bio Moda, Inc.                                 -           (97,674)              -           (97,674)
Net loss                                                       -          (328,077)              -          (328,077)
                                                    --------------   --------------   --------------   --------------

Balance, June  30, 2002                                 9,686,708      (10,390,503)        (234,846)        (777,511)
Stock issued for services                                  79,460               -                -           111,261
Stock issued for cash                                      32,544               -                -           112,144
Stock issued upon debt conversion                          14,498               -                -            24,749
Sale of treasury stock                                         -              (947)              -             1,150
Purchase of treasury stock                                     -                -                -              (948)
Net loss                                                       -          (222,398)              -          (222,398)
                                                    --------------   --------------   --------------   --------------

Balance, September 30, 2002                         $   9,813,210    $ (10,613,848)   $    (234,846)   $    (751,553)
                                                    ==============   ==============   ==============   ==============


The accompanying notes are an integral part of these financial statements.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

             For the Three Months ended September 30, 2002 and 2001



                                                      2002              2001
                                               ---------------   ---------------
 Cash flows from operating activities
   Net loss                                    $     (222,398)   $     (353,486)

   Adjustments to reconcile net loss to net cash used in operating activities

       Interest on convertible debentures              25,846                -
       Intrinsic value of conversion features              -             68,875
       Amortization and depreciation expense           22,842            23,411
       Loss on Bio Moda, Inc.                           1,158                -
       Issuance of common stock for services          111,261            67,804
       (Increase) in costs in excess of
         billings on uncompleted contract             (64,480)          (88,333)
       (Increase) in other assets                      (3,523)           (6,374)
       Increase in bank overdraft                       3,252                -
       (Decrease) increase in accrued
         liabilities and accounts payable                (427)           80,568
                                               ---------------   ---------------

         Net cash used in operating activities       (126,469)         (207,535)
                                               ---------------   ---------------

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS - CONTINUED
                                   (Unaudited)

             For the Three Months ended September 30, 2002 and 2001



                                                      2002              2001
                                               ---------------   ---------------
   Cash flows from investing activities
     Advances to Bio Moda, Inc.                        (8,670)               -
     Purchase of equipment                                 -             (4,149)
     Collection of note receivable                     17,680                -
                                               ---------------   ---------------

         Net cash provided by (used in)
          investing activities                          9,010            (4,149)
                                               ---------------   ---------------

   Cash flows from financing activities
     Payments on long-term debt                        (5,505)           (8,160)
     Issuance of capital stock                        112,144            28,227
     Purchase of treasury stock                          (948)           (9,488)
     Sale of treasury stock                             1,150                -
     Proceeds from issuance of
         convertible debenture                             -            200,000
                                               ---------------   ---------------

         Net cash provided by
          financing activities                        106,841           210,579
                                               ---------------   ---------------

             NET DECREASE IN CASH AND
                CASH EQUIVALENTS                      (10,618)           (1,105)

   Cash and cash equivalents,
     beginning of period                               10,618            95,039
                                               ---------------   ---------------
   Cash and cash equivalents,
     end of period                             $           -     $       93,934
                                               ===============   ===============


                NON-CASH INVESTING AND FINANCING TRANSACTIONS


    During the three months ended September 30, 2002, $24,749 of debentures were converted into 10,250,698 shares of the Company's common stock.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS - CONTINUED
                                   (Unaudited)

              For the Nine Months ended September 30, 2002 and 2001
                  and the Period from May 22, 1996 (Inception)
                           through September 30, 2002


                                                                                                     May 22, 1996
                                                                                                      (Inception)
                                                                                                        Through
                                                                    2002              2001        September 30, 2002
                                                              ---------------   ---------------   -------------------
 Cash flows from operating activities
   Net loss                                                   $     (958,536)   $   (1,455,256)   $      (10,451,116)

   Adjustments to reconcile net loss to net cash used in operating activities

       Interest on convertible debentures                             82,848            50,000               204,064
       Intrinsic value of conversion features                            -              68,875               610,603
       Amortization and depreciation expense                          69,086            94,561               513,691
       Write off of organization costs                                   -                 -                  63,020
       Amortization of discounts on
         convertible notes                                               -                 -                 295,209
       Unrealized loss on
         marketable securities                                           -                 -                  29,368
       Gain on disposal of assets                                    (10,000)           (6,000)               (5,694)
       Loss on Bio Moda, Inc.                                          8,261               -                 184,771
       Asset impairment                                                  -             227,570               227,570
       Issuance of common stock for services                         396,581           329,640             4,332,363
       Issuance of notes for services                                    -                 -                  50,000
       (Increase) in costs in excess of
         billings on uncompleted contract                           (228,666)         (263,653)           (1,799,230)
       (Increase) in other assets                                    (11,746)           (1,745)              (91,621)
       (Decrease) in inventory                                           -                 -                 (35,293)
       Increase in allowance for
         loss on contract                                            185,000           125,000             1,093,000
       Increase in bank overdraft                                      3,252               -                   3,252
       Increase in accrued liabilities
         and accounts payable                                         66,583           133,188               340,142
       Increase in other non-cash expenses                               -                 -                  33,447
       Increase in accrued interest                                      -                 -                  30,667
                                                              ---------------   ---------------   -------------------

           Net cash used in operating activities
                                                                    (397,337)         (697,820)           (4,371,787)
                                                              ---------------   ---------------   -------------------

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS - CONTINUED
                                   (Unaudited)

              For the Nine Months ended September 30, 2002 and 2001
                  and the Period from May 22, 1996 (Inception)
                           through September 30, 2002

                                                                                                     May 22, 1996
                                                                                                     (Inception)
                                                                                                       Through
                                                                    2002              2001        September 30, 2002
                                                              ---------------   ---------------   -------------------
   Cash flows from investing activities
     Proceeds from sale of intangible assets                          10,000               -                  10,000
     Proceeds from sale of Bio MOda, Inc. stock                       11,250               -                  11,250
     Advances to Bio Moda, Inc.                                      (13,720)              -                 (13,720)
     Purchase of equipment                                               -             (27,885)             (382,592)
     Investment in Bio Moda, Inc.                                        -                 -                (383,845)
     Sale of marketable securities                                       -                 -                  40,665
     Purchase of marketable securities                                   -                 -                 (70,034)
     Decrease in certificate of deposits                                 -             107,426                   -
     Repayment of note receivable                                     17,680               -                  17,680
     Proceeds from sale of equipment                                     -              23,800                23,800
     Purchase of other assets                                            -              (6,653)             (245,579)
                                                              ---------------   ---------------   -------------------
             Net cash provided by (used in)
               investing activities                                   25,210            96,688              (992,375)
                                                              ---------------   ---------------   -------------------

   Cash flows from financing activities
     Additions to notes payable                                          -                 -                 622,776
     Payments on notes payable and capital
       lease obligations                                             (10,888)          (42,741)             (234,654)
     Issuance of capital stock                                       292,576            68,227             3,920,787
     Collection of officer notes                                         -                 -                  28,878
     Sale of treasury stock                                            7,829               -                 120,606
     Purchase of treasury stock                                       (8,253)          (14,707)             (154,231)
     Proceeds from issuance of
       convertible instruments
                                                                         -             275,000             1,060,000
                                                              ---------------   ---------------   -------------------

             Net cash provided by financing activities               281,264           285,779             5,364,162
                                                              ---------------   ---------------   -------------------

            NET DECREASE IN CASH AND
               CASH EQUIVALENTS                                      (90,863)         (315,353)                  -

   Cash and cash equivalents, beginning of period                     90,863           409,287                   -
                                                              ---------------   ---------------   -------------------

   Cash and cash equivalents, end of period                   $          -      $       93,934    $              -
                                                              ===============   ===============   ===================


                NON CASH INVESTING AND FINANCING TRANSACTIONS

    During the nine month period ended September 30, 2002, the Company recognized the retroactive application of the equity method to the investment in Bio Moda, Inc. in the amount of $97,674.

    During the nine month period ended September 30, 2002, $401,385 of debentures were converted into 44,468,584 shares of the Company's common stock.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2002

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

    Notes to Interim Financial Statements
    -------------------------------------

    The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal and recurring nature considered necessary for fair presentation have been included. Results of operations for the three-month and nine-month periods ended September 30, 2002 may not necessarily be indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the Company's financial statements and footnotes included on the form 10-KSB for the year ended December 31, 2001.

    Going Concern
    -------------

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

    The Company has obtained a contract to produce two outdoor advertising billboards using its flat panel display technology. This is the first commercial application of the Company's technology. The success of the Company will depend on its ability to commercialize its technology and complete this contract. As of September 30, 2002, completion of this contract was behind schedule.

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

                               September 30, 2002


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

    Going Concern - Continued
    -------------------------

    The contract to produce two outdoor advertising billboards totals $1.7 million, with $885,000 assigned to the first unit. An estimated loss of approximately $1,093,000 from production of the first unit has been recognized through September 30, 2002. The Company's estimated cost to complete as of September 30, 2002 is $88,897, which is expected to be funded from new borrowings and contributed capital.

    In accordance with the contract, the Company will bill the customer when certain milestones are met. Billings and collections through September 30, 2002 have totaled $89,873. Due to the nature of the customer's business, and deferments requested by customer, the Company has experienced an unanticipated delay in delivering the first unit. The Company anticipates additional collections, for milestones previously achieved, during the fourth quarter of 2002. However, there is a direct relationship between the scheduled collection on the contract and the sustained business environment of the customer.

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

    Investment
    ----------

    As of September 30, 2002, the Company owned 18.6% of the outstanding common stock of Bio Moda, Inc., an unconsolidated investment accounted for using the equity method. For the years ended December 31, 2001 and 2000, the Company reported its investment under the cost method since its degree of control was not sufficient for the investment to be accounted for using the equity method. During 2002, the Company's influence over Bio Moda, Inc. increased such that the investment qualified for accounting under the equity method. Losses from Bio Moda, Inc. in 2002 are recognized in the Company's current earnings. Retroactive recognition of the Bio Moda, Inc. losses from 2001 and 2000 is recorded directly to the Company's deficit accumulated during the development stage.

    Bio Moda is currently in the securities registration process. Bio Moda has filed a revised SB2 registration statement with the Securities and Exchange Commission. Bio Moda is offering 5,000,000 shares at $6.00 per share (for an aggregate offering of $30,000,000).

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)
                               September 30, 2002

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

    Investment - Continued
    ----------------------

    The carrying value of the investment as of September 30, 2002 is the original investment cost adjusted by the Company's proportionate interest in losses reported by the investee through September 30, 2002.

    Use of Estimates
    ----------------

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

    Stock-Based Compensation
    ------------------------

    The Company has elected to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and to furnish the proforma disclosures required by Statement on Financial Accounting Standards No. 123, Accounting for Stock Based Compensation.

NOTE 2.  NOTES RECEIVABLE
    Notes receivable at September 30, 2002, consist of the following:

                  Due from officer                             $    29,188
                  Note receivable from former shareholder,
                    interest at 8% and due on demand                15,000
                  Notes receivable from Bio Moda, Inc.,
                    interest at 7%                                  13,720
                                                               -----------
                                                               $    57,908
                                                               ===========

    The Company also has a note receivable from an officer totaling $234,846 which bears interest at 6% per annum, and is due in 2007. This note was received as consideration upon exercise of stock options.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)
                               September 30, 2002

NOTE 3.  INVESTMENTS

    As of September 30, 2002, the Company owned 1,072,285 shares or 18.6% of the 5,765,282 outstanding shares of Bio Moda, Inc.

    Bio Moda, Inc. is a development stage company involved primarily in the development of technology for the early detection of lung cancer. As a development stage company, Bio Moda, Inc. has not had any revenues as of September 30, 2002.

    There is currently no active market for the common stock of Bio Moda, Inc. The ultimate value of the Company's investment in Bio Moda, Inc. will depend on its ability to complete its research and either commercialize or sell its proprietary technology.

    During the three months ended March 31, 2002, the Company sold a portion of its interest in Bio Moda to an individual.

    The investment in Bio Moda, Inc. is accounted for using the equity method. A summary of the investment is as follows:

         Original cost                                         $    383,845
         Share of net loss                                         (239,945)
         Amortization of excess of cost over book value             (42,500)
         Sale of investment                                         (28,930)
                                                               -------------

         Carrying value of investment in Bio Moda, Inc.        $     72,470
                                                               =============

NOTE 4.  LONG-TERM DEBT
    As of September 30, 2002, the Company's long-term debt was as follows:

         Notes  payable to a  financial  institution,
          due in  monthly  payments aggregating  $3,221
          through October 2003, bearing interest at bank
           prime rate plus 1.5%, collateralized by
           operating equipment and a vehicle                   $     35,333

         Less:  Current portion                                     (33,845)
                                                               -------------
                                                               $      1,488
                                                               =============

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)
                               September 30, 2002

NOTE 5.  CONVERTIBLE DEBENTURES

    During the three months ended September 30, 2002, the Company issued 10,250,698 shares of common stock upon conversion of $24,749 of debenture principal.

NOTE 6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's carrying values and methodologies for estimating the fair values of its financial instruments are as follows:

         Cash, cash equivalents, and certificates of deposit, costs in excess of
         -----------------------------------------------------------------------
         billings on uncompleted  contract,  and accounts payable.  The carrying
         --------------------------------------------------------
         amounts reported in the accompanying balance sheet approximate fair values.

         Notes  receivable.  Management  estimates that the carrying amounts are
         -----------------
         reasonable estimates of their fair values.

         Long-term  obligations.  Notes payable to bank have variable rates that
         ----------------------
         reflect currently available terms for similar debt, and accordingly the carrying values are reasonable estimates of their fair values. Due to the short-term maturity of the capital lease, management estimates that the carrying value approximates its fair value.

         Convertible  debentures.  Management  estimates the carrying  values to
         -----------------------
         approximate their fair values.

         Notes receivable from officer.  Management  estimates these notes to be
         -----------------------------
         fully  collectible,   and  that  the  carrying  values  are  reasonable
         estimates of their fair values.

NOTE 7.  INCOME TAXES

     As of September 30, 2002, the Company had net operating loss carryforwards of approximately $10,400,000, which expire in varying amounts between 2016 through 2021. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. The deferred tax asset related to this potential future tax benefit has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carryforward period are revised.

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                               September 30, 2002


NOTE 8.  STOCK PLANS

    On January 4, 1999, the Company established the Incentive Stock Option Plan. Pursuant to the Plan, up to 10,000,000 shares of the Company's common stock may be granted as options to key employees. The shares issued upon exercise of the options may be authorized and unissued shares or shares held by the Company in its treasury. The exercise date of the options is based on the related agreement as approved by the Board of Directors. The Incentive Stock Option Plan expires on January 4, 2009. Options awarded under the Plan have four-year terms and vest ratably over one to two year periods. As of September 30, 2002, there were 8,075,000 shares available under the Plan for future awards. No stock options were issued during the three-month or nine-month period ended September 30, 2002.

    Total stock options granted and unexercised were 3,825,000 as of September 30, 2002. The shares issued upon exercise of the options may be authorized and unissued shares or shares held by the Company in its treasury. The exercise date of options granted is based upon the related agreement as approved by the Board of Directors.

    The Company also issued Stock Purchase Warrants to key employees. The total number of "warrant shares" issued under these agreements was 3,425,000 shares, exercisable at any time until they expire on June 15, 2004. The price established for the shares ranges from $.15 to $.41 per share.

    A summary of the common stock option and warrant activity for employees, directors and officers is as follows:

                                                    Weighted
                                    Warrants        Average
                                       and           Exercise
                                     Options         Prices        Exercisable
                                  -------------   -------------   -------------

    Balance, December 31, 2001      11,100,000    $      0.27        9,517,500

    Granted                          1,100,000           0.22

    Exercised                       (1,100,000)          0.22
                                  -------------

    Balance, March 31, 2002         11,100,000           0.27        9,517,500

    Granted                                -               -

    Exercised                              -               -
                                  -------------

                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                               September 30, 2002


NOTE 8.  STOCK PLANS - CONTINUED

                                                      Weighted
                                      Warrants         Average
                                        and           Exercise
                                      Options          Prices       Exercisable
                                   --------------   ------------   -------------

    Balance, June 30, 2002            11,100,000           0.27       9,517,500

    Granted                                  -

    Exercised                                -
                                   --------------

    Balance, September 30, 2002       11,100,000           0.27       9,517,500
                                   ==============

    The option price established for the shares upon exercise ranges from $0.12 to $0.34 per share, and expires through October 2004.


NOTE 9.  SUBSEQUENT EVENT

    On October 7, 2002, the Board of Directors approved an increase in the number of authorized shares of common stock from 300,000,000 to 450,000,000 shares.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                                        .

Forward - Looking Statements
----------------------------

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

Our operating expenses have increased significantly since our inception, and the rate of increase has risen since last year. This is due to increased engineering and management staff and investments in operating infrastructure. Since our inception we have incurred significant losses and, as of September 30, 2002, had an accumulated deficit of $10,613,848.


RESULTS OF CONTINUING OPERATIONS

Due  to  our  limited  operating  history,  we  believe  that   period-to-period
comparisons of our results of operations are not fully meaningful and should not be relied upon as an indication of future performance.

Comparison of the Three-Month Periods Ended September 30, 2002 and 2001
-----------------------------------------------------------------------

Revenue.  During the quarter  ended  March 31,  2001,  the  Company  changed the
-------
accounting for our contract to the completed contract method. According to this way of accounting for contracts, we are booking no revenue until the completion of the contract. Please note that the revenue for the period "May 22, 1996 (Inception) Through June 30, 2002" has been restated and is now $0. Billings and collections through September 30, 2002 have totaled $89,873.

Product Development. Product development expenses consist primarily of personnel
-------------------
expenses, consulting fees and depreciation of the equipment associated with the development and enhancement of our flat panel displays. Research development and technical costs decreased to $21,660 in the third quarter of 2002 from $78,380 in the third quarter of 2001. These costs have been reduced in an effort to conserve cash and meet the challenges of being a development stage company. However, we believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to increase significantly in future periods. We expense product development costs as they are incurred.

General and  Administrative.  General  and  administrative  expenses  consist of
---------------------------
expenses for executive and administrative personnel, facilities, professional services, travel, general corporate activities, and the depreciation and amortization of office furniture and leasehold improvements. General and administrative costs decreased to $180,516 in the third quarter of 2002 from $210,411 in the third quarter of 2001. We expect general and administrative costs to increase in the future as our business prospects develop and we will require more staff. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

Other Income  (Expense).  Other income (expense)  consists of interest and other
----------------------
income and expense. Other (expense) decreased to ($20,222) in the third quarter of 2002 from ($64,695) in the third quarter of 2001 due primarily to comparison with a relatively large interest expense being booked in the third quarter of 2001.

Depreciation remained relatively constant at $22,842 in the third quarter of 2002 and $23,411 in the third quarter of 2001.


LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through the private placement of equity securities. As of September 30, 2002 we have raised net proceeds of $5,364,162.

We have also utilized equipment loans and capital lease financing. As of September 30, 2002 we have a balance of $35,333 on the equipment loans.

The Company's holding in Biomoda, Inc will provide additional liquidity. Biomoda is a biomedical development company. The Company's ownership of Biomoda, as of September 30, 2002 was approximately 18.6%.

The Company's relationship to its investment in Biomoda changed during the second quarter. There is now an active leadership role in Biomoda being provided by John Cousins and Leslie Robins. Biomoda is currently in the process of registering securities under an SB2 that has been filed with the Securities and Exchange Commission. The Company has gone to the equity method of reporting its investment in Biomoda because of these recent changes in the management relationship between the two companies.

Product development expenditures were $21,660 for the quarter ended September 30, 2002. Funds for operations, product development and capital expenditures were provided from the sale of securities and cash reserves. As of September 30, 2002, we experienced a temporary lack of cash and cash equivalents. Within several days of the end of the quarter we had received capital funds in the mid five figures.

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


                           PART II. OTHER INFORMATION

Item 1.  Legal proceedings

The company may on occasion be a party to litigation involving claims made by or against the Company arising in the ordinary course of business. The officers and directors know of no legal proceedings pending or contemplated by any person, entity or governmental authority which would have a material adverse effect on the Company.

Item 2.  Changes in securities

During the third quarter of fiscal year 2002 there was a 121,651,698 increase in shares of common stock.

Item 3.  Defaults upon senior securities - Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company's security holders during the third quarter of fiscal year 2002.

Item 5.  Other Information - Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
1. Certification of Periodic Report by CEO and CFO

                        CERTIFICATION OF PERIODIC REPORT

 I, Leslie S. Robins, CEO of Advanced Optics Electronics, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 that:


(1) the (Quarterly/Annual) Report on Form (10-Q/10-K) of the Company for the quarterly period ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 11, 2002
                                                 /s/ Leslie S. Robins
                                                 --------------------
                                                     Leslie S. Robins
                                                     CEO


                        CERTIFICATION OF PERIODIC REPORT

 I, John J. Cousins, CFO of Advanced Optics Electronics, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 that:


(3) the (Quarterly/Annual) Report on Form (10-Q/10-K) of the Company for the quarterly period ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(4) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated: November 11, 2002

                                                 /s/ John J. Cousins
                                                 --------------------
                                                     John J. Cousins
                                                     CFO

(b) Reports on Form 8-K

On June 17, 2002 a report on Form 8-K was filed referring to the resignation of Harold Herman as a Director due to restrictive health challenges.


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report on Form 10QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Dated: November 12, 2002

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