Form 10KSB
period 2002-12-31
ADVANCED OPTICS ELECTRONICS INC
filed 2003-03-31
CIK 1020657

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002         Commission file No. 0-24511



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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                 ---

The issuer's revenues for its most recent fiscal year were $0.

The aggregate market value of the voting stock held by non-affiliates of the issuer on December 31, 2002 based upon the average bid and asked prices of such stock on that date was $3,020,454. The number of issuer's shares of Common Stock outstanding as of December 31, 2002 was 592,245,903.

Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                               ---     ---

                                TABLE OF CONTENTS

Forward Looking Statements

                                     PART I

Item 1.  Description of Business..........................................3
Item 2.  Description of Property..........................................9
Item 3.  Legal Proceedings................................................9
Item 4.  Submission of Matters to a Vote of Security Holders..............9

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.........9
Item 6.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................12
Item 7.  Financial Statements............................................16
Item 8.  Changes in and Disagreements with Accountants...................16

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act...............17
Item 10. Executive Compensation..........................................19
Item 11. Security Ownership of Certain Beneficial Owners and Management..20
Item 12. Certain Relationships and Related Transactions..................21
Item 13. Exhibits, Financial Statements and Financial Statement
         Schedules, and Reports on Form 8-K..............................22
Item 14. Controls and Procedures.........................................23


                                   SIGNATURES

Forward - Looking Statements
----------------------------

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


                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Advanced Optics Electronics, Inc. (ADOT-OTC BB) is a technology company based in Albuquerque, New Mexico. Its primary focus is the development, production and sales of its novel and innovative electronic flat panel displays. The company maintains an R&D facility and manufacturing plant, and is engaged in building large-scale flat panel displays utilizing its patented technology. The company is currently investigating other applications of its technology.

The Company was organized as a Nevada corporation on May 22, 1996. On November 7, 1996, the Company acquired the business and patents of PLZTech, a company involved in the development of flat panel displays.

The Company's principal offices are located at 8301 Washington NE, Suite 5, Albuquerque, New Mexico 87113, and its telephone number is (505) 797-7878.

COMPANY OVERVIEW

         We are a developmental stage technology company with our primary focus on the development, production and sales of our large-scale flat panel displays, which utilize our patented technology. We are currently continuing our research and development of our product and the underlying technology, although we are in the process of making the transition from a developmental stage company to producing and selling our product. We plan to focus on producing and selling our large-scale flat panel displays for the outdoor advertising billboard industry, which represents the first time that our technology is available to this industry. There are other applications and technologies that the company has been investigating in the past year such as helmet displays using a different approach to our core technical patents.

COMPANY BACKGROUND

         We were incorporated as a Nevada corporation on May 22, 1996. In November 1996, we acquired all the assets of PLZTech, Inc., including all of its patents and research and development activities. The transaction was accounted for as a purchase, and all assets acquired and liabilities assumed were recorded at their fair market value, as determined in accordance with generally accepted accounting principles. Intangible assets of PLZTech acquired in the purchase transaction were carried at historical book values. Research and development costs of PLZTech were expensed as incurred. PLZTech was incorporated in November 1992 in the state of Colorado and was engaged in the business of research and development of flat panel displays. Prior to our acquisition of the business and patents of PLZTech, we had minimal business activities and had essentially just started our own research and development activities.

INDUSTRY BACKGROUND

         Our flat panel displays fit into a growing niche that is part of the broad visual communications market, which includes printing, photography, television, billboard, etc. In particular, our flat panel displays fit within the billboard sub-category of the broad visual communications market. Billboards include various niches commonly identified as painted signs, architectural signage, electric signs, programmable signs and large video displays. According to the Outdoor Advertising Association of America, outdoor advertising was a $5.2 billion industry in 2002, which was .08% higher than the previous year. This was flat growth in 2002 but indicates the strength of the segment because it did not decrease. Merrill Lynch predicts that in 2012, $8.6 billion will be spent on outdoor advertising media, up two-thirds from the projected $5.2 billion for 2002.The billboard segment of the outdoor advertising market represents 60% of total outdoor expenditures and topped $3.18 billion in 2002. We believe that the advantages of our flat panel displays for the outdoor advertising billboard industry will be significant. Our flat panel displays have the benefit in comparison to traditional printed billboards of providing dynamic, eye-catching ads and rapid change of display images from a remote site. Billboard companies could benefit by increasing revenues per sign by being able to sell the same space to different advertisers at different times during the day, with the ability to immediately access and change each sign via the remote site. Advertisers could benefit substantially because they would be able to reach their target audience with greater precision.

STRATEGY

         After conducting extensive research in various industries, including laptop computers, high definition televisions and outdoor advertising billboards, to determine which market would be best suited for producing and selling products utilizing our technology, we decided to concentrate our complete attention and efforts on marketing to the outdoor electronic advertising billboard industry. According to the Outdoor Advertising Association of America, advertising space was sold on approximately 406,000 billboards in 2002. Our goal is to create a line of products utilizing our technology that is scalable both in terms of size and resolution to meet a wide range of requirements related to potential customers' economics, billboard locations and intended use.

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

SUPPLIERS AND AVAILABILITY OF RAW MATERIALS

         We have identified at least six suppliers of the basic components of our systems. We anticipate this technology to continue to develop and mature, which will create more suppliers, lower prices and greater availability. We are continually evaluating suppliers of subassemblies and components and researching alternatives. We are sensitive not only to the quality and cost of the parts and pieces supplied but also the strategic importance of multiple supplier relationships.

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

CUSTOMERS

According to the Outdoor Advertising Association of America, there were 210,000 30-sheet billboards that measure approximately 12 feet by 24 feet and 140,000 8-sheet billboards that measure approximately 6 feet by 12 feet in the United States in 2002. We believe that many of these billboards represent retrofit sites for the installation of our flat panel displays.


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

         We will compete against other established forms of electronic display technology, and we believe that our products and technologies will continue to face substantial competition as the market and technologies evolve. Existing and potential competitors such as Toshiba, Sharp, Hitachi and Mitsubishi may possess substantially greater product development capabilities and financial, technical, marketing or human resources than we do. These companies manufacture electronic displays that utilize liquid crystal displays, or passive LCD technology such as lap-top computer screens, and cathode ray tubes such as traditional TV set display technology, which currently dominate the electronic billboard market. However, we believe that the products based on these technologies are limited and new technologies being developed, including ours, will significantly improve the performance of electronic displays in the future and displace existing products in the electronic billboard market. Many companies, including Daktronics, Inc., SI Diamond Technology, Inc. and Universal Display Corporation have, or are developing, other technologies utilizing carbon field emissions, incandescent lamps, inorganic electroluminescence, organic light emitting diodes, polymeric light emitting diodes, gas plasma and vacuum fluorescent lamps. Furthermore, although we believe our products will be superior to established advertising billboard products, we cannot assure you that business customers will prefer our technology sufficiently to be willing to pay for it at the price at which it will be offered. We recently set the sales prices of our flat panel displays measuring approximately three meters by two meters and three meters by eight meters at $395,000 and $1,490,000, respectively.

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

     o Modular assembly in one meter increments for scaleable and shapeable architectures and ease of transportability for mobile operations and use; and

     o Weather resistance for outdoor applications and a continual use life of at least five years.

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


Research and Development Activities
-----------------------------------

In fiscal 2002, which ended December 31, 2002, $65,989 was spent on research and development activities. In 2001 $105,908 was spent on research and development activities. This reduction reflects our transition from development to production and manufacturing and attention to cost cutting initiatives. We believe, however, that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to increase significantly in future periods. We expense product development costs as they are incurred.

Employees
---------

As of December 31, 2002, the Company has approximately 5 full-time employees and four part-time employees. The Company also contracted with other personnel and subcontractors for various projects on an as-needed basis.

Other Information
-----------------

The Company files annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and proxy and information statements and amendments to reports files or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC's Public Reference Room at 450 Fifth St NW, Washington, DC 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company and other companies that file materials with the SEC electronically. You may also obtain copies of reports files with the SEC, free of charge, on our website at http://www.adotsite.com. The Company's headquarters are located at 8301 Washington St NE, Suite 5, Albuquerque, NM 87113. The Company's phone number at that address is 505-797-7878.

ITEM 2.  DESCRIPTION OF PROPERTY

The company leases its headquarters facility of 7,500 square feet at 8301 Washington NE, Suite 5 in Albuquerque, New Mexico. This includes the executive offices, research and development facility and manufacturing plant, approximately 500 square feet of which is sublet to Biomoda, Inc.. The facility is in good condition with no material defects or deferred maintenance. The facility is leased from unaffiliated third parties under a lease that is currently on month to month status. Management is in the process of negotiating for a larger and more efficient space.

ITEM 3.  LEGAL PROCEEDINGS

The Company may be involved from time to time in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination or breach of contract actions in the normal course of the business operations. The Company is currently not involved in any such litigation or any legal proceedings pending, that management believes could have material adverse affect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2002.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock began trading on the NASDAQ Bulletin Board Market ("OTCBB") under the symbol "ADOT" during the first quarter of 1997. Prior to that time the stock was not listed or traded on any organized market system. The holders of the Company's Common Stock are entitled to one vote per share. The Common Stock holders do not have preemptive rights to purchase, subscribe for, or otherwise acquire any shares of Common Stock.

The table below sets forth the high and low bid prices for the Common Stock for each quarter within the last two fiscal years as reported by Prophet Financial Systems. These over-the-counter market quotations may reflect inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.


                                     Common Stock Bid
                                    ------------------
                                   High               Low
                                  ------            ------
Fiscal 2000:
                1st Quarter        $0.26              $.11
                2nd Quarter          .16              0.05
                3rd Quarter        0.085             0.028
                4th Quarter         0.04              0.02
Fiscal 2002:
                1st Quarter       $0.032            $0.014
                2nd Quarter        0.014             0.003
                3rd Quarter        0.007            0.0006
                4th Quarter        0.082            0.0007


As of March 14, 2003 the Company estimates that there were approximately 9,800 shareholders and the closing price of the Company's common stock was $.0022. The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the near future.

Penny Stock
-----------

Until the Company's shares qualify for inclusion in the NASDAQ system, the public trading, if any, of the Company's Common Stock will be on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price, of the Common Stock offered. The Company's Common Stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets for the certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If the Company's Common Stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. "Accredited investors" are persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving penny stock, unless exempt, the rules require the delivery, prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt the rules require the delivery, prior to the first transaction of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information to the limited market in penny stocks.

Consequently, these rules may restrict the ability of broker-dealer to trade and/or maintain a market in the Company's Common Stock and may affect the ability of the Company's shareholders to sell their shares.

Recent Sales of Unregistered Securities
---------------------------------------

Common Stock
------------

During the year ended December 31, 2002, the Company sold 315,845,000 shares of common stock for $545,661 in cash; all shares were sold for less than $0.01.

During the year ended December 31, 2002, the Company issued 96,048,000 shares of common stock for services, which were valued at $155,321 (based on the closing market price on the date of grant, which was less than $0.01). The Company recorded such amounts in the accompanying statement of operations.

During the year ended December 31, 2002, the Company issued 10,820,000 shares of common stock for services, which were valued at $123,318 (based on the closing market price on the date of grant, which approximated $0.01). The Company recorded such amounts in the accompanying statement of operations.

During the year ended December 31, 2002, the Company issued 8,900,000 shares of common stock for services, which were valued at $203,430 (based on the closing market price on the date of grant, which approximated $0.02). The Company recorded such amounts in the accompanying statement of operations.

During the year ended December 31, 2002, the Company issued 205,850 shares of common stock (based on the fair market value on the dates of grant, which were less than $0.01) held as treasury stock for cash totaling $1,151.

During the year ended December 31, 2002, the Company issued 225,150 shares of common stock (based on the fair market value on the dates of grant, which approximated $0.01) held as treasury stock for cash totaling $4,448.

During the year ended December 31, 2002, the Company issued 76,800 shares of common stock (based on the fair market value on the dates of grant, which approximated $0.03) held as treasury stock for cash totaling $2,230.

In January 2002, the Company granted 1,500,000 options to three officers of the Company. The exercise price of the options is $0.02 per share (the fair market value of the Company's common stock on the date of grant) and vested immediately. The options expire four years from the date of grant. As noted above, 1,100,000 of the options were exercised during the year ended December 31, 2002.

In August 2002, in connection with a settlement agreement, the Company granted 750,000 options to a former employee of the Company. The exercise price of the options is $0.09 per share and were valued at $0 (using the Black Scholes option pricing model). The options vested upon grant and expire in August 2003.

In January 2002, the Company issued warrants to purchase 300,000 shares of the Company's common stock to two directors. The exercise price of the warrants is $0.02 per share (the fair market value of the Company's common stock on the date of grant) and vested immediately. The warrants expire five years from the date of issuance.

Equity Compensation Plans
-------------------------


|---------------------------------------------------------------------------------------------|
|                           EQUITY COMPENSATION PLANS                                         |
|-----------------|-------------------|----------------------|--------------------------------|
|Plan Category    | Number of         | Weighted-Average     | Remaining available for future |
|                 | Securities to be  | Exercise Price of    | issuance under equity          |
|                 | issued upon       | outstanding Options, | compensation plans (excluding  |
|                 | exercise of       | Warrants and Rights  | securities reflected in        |
|                 | outstanding       | ($)                  | column (A)) (#)                |
|                 | Options, Warrants |                      |                                |
|                 | and Rights (#)    |                      |                                |
|-----------------|-------------------|----------------------|--------------------------------|
|Equity           | 4,975,000         | $0.23                | 1,925,000                      |
|Compensation     |                   |                      |                                |
|Plans approved   |                   |                      |                                |
|by security      |                   |                      |                                |
|holders          |                   |                      |                                |
|-----------------|-------------------|----------------------|--------------------------------|
|Equity           | 8,646,000         | $0.25                | N/A                            |
|Compensation     |                   |                      |                                |
|Plans not        |                   |                      |                                |
|approved by      |                   |                      |                                |
|security holders |                   |                      |                                |
|-----------------|-------------------|----------------------|--------------------------------|
|Total            | 13,621,000        |                      | 4,675,000                      |
|-----------------|-------------------|----------------------|--------------------------------|


ITEM 6.  MANAGEMENT DISCUSSION AND ANALYSIS

Liquidity and Capital Resources
-------------------------------

The Company relies upon the current placement of its securities to provide capital for its development of prototype units and manufacturing operations. The Company's holding in Biomoda, Inc may provide additional liquidity.

Biomoda is a biomedical development company. The Company's ownership of Biomoda, as of December 31, 2002, was 18.6%. No immediate family members of officers or directors of Advanced Optics Electronics, Inc. are securities holders of Biomoda. Biomoda is currently in the securities registration process. Biomoda has filed a revised SB2 registration statement with the Securities and Exchange Commission. Biomoda is offering 5,000,000 shares at $6.00 per share (for an aggregate offering of $30,000,000). It is anticipated that a public market for Biomoda's securities will be created in the second quarter of 2003. A market for Biomoda's shares has not been established, therefore the potential value of the Company's investment cannot be measured. There can be no assurance that if the Company was to sell such investment that it would be able to on terms favorable to the Company or for the initial offering price. Factors such dilution, blockage and a lack of a market may be encountered.

During the fiscal year ended December 31, 2002 $7,240 was spent for the purchase of equipment. Product development expenditures were $65,989 in 2002. Funds for operations, product development and capital expenditures were provided from the sale of securities and cash reserves.

General - Overall, the Company had negative cash flows of $41,005 for the twelve months ended December 31, 2002 resulting from $513,159 used in the Company's operating activities, $16,742 used in the Company's investing activities and $488,896 of cash provided by financing activities.

Cash Flows from Operating Activities - Net cash used in operating activities of $513,159 for the twelve months ended December 31, 2002 was primarily due to $880,778 in operating expenses, of which $814,789 is General and Administrative and $65,989 is Research and Development. Primary non-cash components of Operating Expenses include $482,069, representing 115,768,000 shares of stock issued for professional services rendered and increase in allowance for loss on contract for $297,000.

Cash Flows from Investing Activities - Net cash used in investing activities of $16,742 for the twelve months ended December 31, 2002 was primarily due to a $38,432 advance to Biomoda, Inc, and proceeds of $28,930 from the sale of Biomoda stock.

Cash Flows from Financing Activities - Net cash used in financing activities of $488,896 for the twelve months ended December 31, 2002 was primarily due to the proceeds of $545,661, representing 315,845,000 shares of common stock, and an increase of a note receivable from a stockholder of $34,300.

The Company is actively pursuing all potential financing options as it looks to secure additional funds to both stabilize and grow its business operations. Management will review any financing options at its disposal and will judge each potential source of funds on its individual merits. There can be no assurance that the Company will be able to secure additional funds from debt or equity financing, or if they can, that it will be on terms favorable to the Company or existing stockholders.

Results of Continuing Operations
--------------------------------

Fiscal 2002 Compared to Fiscal 2001
-----------------------------------

Contract  Revenue.  During the quarter ended March 31, 2001, the Company changed
-----------------
the accounting for our contract to the completed contract method. According to this way of accounting for contracts, we are booking no revenue until the completion of the contract. Please note that the revenue for the same period in 2000 has been restated and is now $0. Billings and collections through December 31, 2001 have totaled $89,873. There were no developments in this category during 2002.

Assets and  Liabilities - Assets  decreased by $1,213,264  from $2,219,560 as of
-----------------------
December 31, 2001 to $1,006,296 as of December 31, 2002. The decrease was due primarily to accounting for the contract in a different manner than the previous year. Both are methods of percentage of completion of contract accounting, the net result is essentially the same. Costs and billings on uncompleted contracts are summarized as follows:

Costs incurred on uncompleted contract                $ 1,970,349
Billings on uncompleted contract                          (90,000)
Less allowance for loss on contract                    (1,205,000)
                                                    ---------------
                                                      $   675,349
                                                    ===============

Product Development. Product development expenses consist primarily of personnel
-------------------
expenses, consulting fees and depreciation of the equipment associated with the development and enhancement of our flat panel displays. Research development and technical costs decreased to $65,989 in 2002 from $105,908 in 2001. This reduction reflects our transition from incurring significant development expenses to production and manufacturing. We believe, however, that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to increase significantly in future periods. We expense product development costs as they are incurred.

Operating Expenses - Operating expenses decreased by $512,295 or 37% to $880,778
------------------
during the twelve months ended December 31, 2002 compared to $1,393,073 for the twelve months ended December 31, 2001. This was primarily due to managements efforts to reduce spending and create a more efficient organization

The Company had a net loss of $1,985,142 or $.03 loss per share, and $1,285,830 or $.01 loss per share, for the twelve months ended December 31, 2001 and 2002, respectively.

General and  Administrative.  General  and  administrative  expenses  consist of
---------------------------
expenses for executive and administrative personnel, facilities, professional services, travel, general corporate activities, and the depreciation and amortization of office furniture and leasehold improvements. General and administrative costs decreased to $814,789 in 2002 from $1,059,595 in 2001 due to decreases in salary expense and professional fees. We expect general and administrative costs to increase in the future as our business matures and develops. The costs associated with being a publicly traded company will also be a contributing factor to increases in this expense.

Other Income  (Expense).  Other income (expense)  consists of interest and other
-----------------------
income and expense. Interest income decreased to $15,426 in 2002 from $25,626 in 2001. The decrease in interest income was due to an decrease in our average net cash and cash equivalents balance. Interest expense decreased to $107,912 in 2002 from $280,695 in 2001. The decrease in interest expense is due primarily to reduced non-cash charges to interest expense from the accounting calculation of the intrinsic value of the conversion feature of the convertible debenture financings.

Stockholders' Deficit - Stockholders' deficit increased by $23,132 from $766,041
---------------------
as of December 31, 2001 to $789,173 as of December 31, 2002. The increase was primarily attributable to the current year net loss, offset by current year equity activity.

Going Concern
-------------

The Company's independent certified public accountants have stated in their Auditors Report included in the Form 10-KSB that the Company has incurred operating losses, has a working capital deficit, losses from operations and a significant stockholders' deficit. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The Company intends to fund operations through increased sales and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2003. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Inflation

Management believes that inflation has not had a material effect on the Company's results of operations.

Accounting Matters
------------------

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their three to five most "critical accounting policies" in the MD&A. The SEC indicated that a 'critical accounting policy" is one which is both important to the portrayal of the Company's financial condition and results, and requires management's most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that our following accounting policies fit this definition:

Revenue Recognition

In accordance with Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," the Company accounts for revenue and costs related to its long-term contract in process by the completed-contract method, whereas during the period from May 22, 1996 (inception) to December 31, 1999, revenue and costs were determined by the percentage-of-completion method. The completed-contract method of accounting was adopted in 2000 due to the Company's uncertainty regarding contract cost estimates. The financial statements of the period from May 22, 1996 (inception) to December 31, 1999, were restated to apply the completed contract method retroactively. The effect of the accounting change had no effect on net loss or loss per share previously reported for 1999 or for the period from May 22, 1996 (inception) to December 31, 1999.

Under the completed contract method of accounting, contract revenues and costs are recognized when the contract is completed, with estimated losses recognized when it becomes evident that contract costs will exceed contract revenues. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, overhead, equipment depreciation and interest.

Costs in excess of amounts billed are classified as current assets under costs and estimated earnings in excess of billings on uncompleted contract.

ESTIMATES

Critical estimates made by management are, among others, estimates for current and deferred taxes, recoverability of intangible assets, collectibility of contract receivable, estimation of costs for long-term contracts, allowance for loss on contracts, recoverability of investment in Biomoda, Inc. and the valuation of other assets. Actual results could materially differ from those estimates.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements and notes thereto, together with the report thereon of Squar, Milner, Reehl & Williamson, LLP (the Company's accountants) dated February 7, 2003, included elsewhere in this report, are incorporated by reference in answer to this Item 7.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On November 21, 2002, Advanced Optics Electronics Inc. (the "Company") was formally notified of the resignation of their auditors, Atkinson & Company. Atkinson & Company cited the significant new regulations and oversight required upon pubic registrants and the accounting firms who serve as their auditors and their decision to discontinue their public registrant audit practice.

The audit reports of Atkinson & Company on the Registrant's financial statements for the fiscal year ending December 31, 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits for the two most recent fiscal years and through November 21, 2002, there have been no disagreements with Atkinson & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Atkinson & Company would have caused them to make reference thereto in their report on the financial statements for such years. During the two most recent fiscal years and through November 21, 2001, there have been no reportable events as defined in Regulation S-B Item 304(a)(1)(iv).

The Registrant has requested that Atkinson & Company furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated November 22, 2002, is filed as Exhibit 16.1 of this Form 10-KSB.


Effective December 19, 2002, the Board of Directors of the Company approved the engagement of Squar, Milner, Reehl & Williamson, LLP Public Accountants ("Squar Milner") as its independent auditors for the fiscal year ended December 31, 2002 to replace Atkinson & Co. The Company did not consult with Squar Milner on any matters prior to their retention.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following sets forth information, as of December 31, 2002, concerning the Company's directors and executive officers:


Name                  Age   Position                               Since
Michael Pete          58    President, Treasurer, Director         July 1994
Leslie S. Robins      64    Exec. Vice Pres., Secretary, Chairman  November 1992
John J. Cousins       46    Vice President-Finance                 June 1999
Richard Josephberg    55    Director                               April 2000


The Company elects its Board of Directors at meetings of shareholders and hold office until the next meeting of shareholders after their election. In the event of a vacancy due to resignation, removal or death, the remaining duly elected Directors may fill such vacancy until the next meeting of the shareholders. Officers of the Company are elected by the Board of Directors which shall at a minimum elect a president, a secretary and a treasurer to hold office for one year and thereafter until their successors are elected. The Board of Directors may, from time to time, by resolution, appoint one or more vice presidents, assistant secretaries, assistant treasurers and transfer agents of the Company as it may deem advisable, prescribe their duties; and fix their compensation.

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

HAROLD C. HERMAN Effective April 14, 2002 Harold Herman resigned as Director of Advanced Optics Electronics, Inc because of restrictive health challenges. The Company filed an 8K disclosing the change.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are requited by SEC regulations to furnish the Company with copies of all Sections 16(a) forms they file. To the Company's knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required and to the best of its knowledge, during the year ended December 31, 2002, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent shareholders were complied with.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or charged by the Company to become directors or executive officers.

Involvement in Legal Proceedings

To the best of the Company's knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining barring, suspending or other wise limiting his involvement in any type of business, securities or banking activities; and (4) Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

ITEM 10. EXECUTIVE COMPENSATION

The following table discloses the annual and long-term compensation earned for services rendered in all capacities by the Company's Chairman of the Board and President and the Company's other most highly compensated executive officers for 2000, 2001 and 2002:


  SUMMARY COMPENSATION TABLE
|-------------|-------|----------------------|--------------|--------------------------|-------------------|---------------|
|             |       | Annual Compensation  |              |  Long-Term Compensation  |                   |               |
|             |       |                      |              |         Awards           |                   |               |
|-------------|-------|----------|-----------|--------------|-------------------|------|---------|---------|---------------|
|             |       |          |           | Other Annual | Restricted Stock  |   Securities   | LTIP    | All Other     |
|             |       |          |           | Compensation |     Award(s)      |   Underlying   | Payouts | Compensation  |
|             |       |          |           | (1)          |                   |   Options      |         |               |
|-------------|-------|----------|-----------|--------------|-------------------|----------------|---------|---------------|
|Name and     | Year  | Salary   | Bonus     | ($)          |       ($)         |  (#)           | ($)     | ($)           |
|Principal    |       | ($)      | ($)       |              |                   |                |         |               |
|Position     |       |          |           |              |                   |                |         |               |
|-------------|-------|----------|-----------|--------------|-------------------|----------------|---------|---------------|
|Michael      |       |          |           |              |                   |                |         |               |
|Pete,        |       |          |           |              |                   |                |         |               |
|President,   |       |          |           |              |                   |                |         |               |
|Director     |       |          |           |              |                   |                |         |               |
|-------------|-------|----------|-----------|--------------|-------------------|----------------|---------|---------------|
|             | 2002  |   $5,975 |           |              |                   |   150,000      |         |               |
|-------------|-------|----------|-----------|--------------|-------------------|----------------|---------|---------------|
|             | 2001  |  $15,600 |           |              |                   |                |         |               |
|-------------|-------|----------|-----------|--------------|-------------------|----------------|---------|---------------|
|             | 2000  |  $38,700 |  ----     |  ----        |  -----            |   275,000(3)   |  ----   |  ----         |
|-------------|-------|----------|-----------|--------------|-------------------|----------------|---------|---------------|
|Leslie S.    |       |          |           |              |                   |                |         |               |
|Robins,      |       |          |           |              |                   |                |         |               |
|Chairman of  |       |          |           |              |                   |                |         |               |
|the Board    |       |          |           |              |                   |                |         |               |
|and Exec.    |       |          |           |              |                   |                |         |               |
|VP           |       |          |           |              |                   |                |         |               |
|-------------|-------|----------|-----------|--------------|-------------------|----------------|---------|---------------|
|             | 2002  |  $86,223 |           |   $2451(1)   |                   |  1,100,000(2)  |         |               |
|-------------|-------|----------|-----------|--------------|-------------------|----------------|---------|---------------|
|             | 2001  |  $62,133 |           | $10,387(1)   |                   |                |         |               |
|-------------|-------|----------|-----------|--------------|-------------------|----------------|---------|---------------|
|             | 2000  |  $82,830 |  ----     |  $8,986(1)   |  ----             |   4,850,000(4) |  ----   |  ----         |
|-------------|-------|----------|-----------|--------------|-------------------|----------------|---------|---------------|
|John J.      |       |          |           |              |                   |                |         |               |
|Cousins,     |       |          |           |              |                   |                |         |               |
|VP Finance   |       |          |           |              |                   |                |         |               |
|-------------|-------|----------|-----------|--------------|-------------------|----------------|---------|---------------|
|             | 2002  | $109,797 |           |              |                   |     250,000    |         |               |
|-------------|-------|----------|-----------|--------------|-------------------|----------------|---------|---------------|
|             | 2001  | $109,406 |           |              |                   |                |         |               |
|-------------|-------|----------|-----------|--------------|-------------------|----------------|---------|---------------|
|             | 2000  |  $95,072 |  ----     |  ----        |  ----             |     400,000(5) |  ----   |  ----         |
|-------------|-------|----------|-----------|--------------|-------------------|----------------|---------|---------------|

(1) Represents the amount of an automobile  lease for the benefit of Mr. Robins.
(2) Exercised during the current year 2002 for a note receivable.
(3) 275,000 were cancelled subsequent to issuance.
(4) 1,900,000 were cancelled subsequent to issuance.
(5) 300,000 were cancelled subsequent to issuance.

OPTION GRANTS IN FISCAL YEAR 2002

|----------------|---------------|----------------|-----------------|-------------------|
| Name           | Number of     | % of Total     | Exercise Price  | Expiration Date   |
|                | Securities    | Options        | ($/Sh)          |                   |
|                | Underlying    | Granted to     |                 |                   |
|                | Options       | Employees in   |                 |                   |
|                | and Warrants  | Fiscal Year(1) |                 |                   |
|----------------|---------------|----------------|-----------------|-------------------|
| Michael Pete   |      150,000  |       10.00%   |       $0.02     |  1/15/2007        |
|----------------|---------------|----------------|-----------------|-------------------|
| Leslie Robins  | 1,100,000(1)  |       73.33%   |       $0.02     |  1/15/2007        |
|----------------|---------------|----------------|-----------------|-------------------|
| John Cousins   |      250,000  |       16.67%   |       $0.02     |  1/15/2007        |
|----------------|---------------|----------------|-----------------|-------------------|


(1) Exercised during the current year 2002 for a note receivable.


                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 2002
                     AND OPTION VALUES AT DECEMBER 31, 2002

The following table provides summary information concerning the shares of common stock represented by outstanding stock options held by our Chief Executive Officer and two other executive officers as of December 31, 2002.

                             Year-End Option Values

                                                          Number of Securities Underlying      Value of Unexercised
                                                              Unexercised                      In-the-Money Options
                                                                Options                        December 31, 2002(1)
                                                          December 31, 2002(1)                 --------------------
                                                       ---------------------------
Name                   Shares          Value          Exercisable     Unexercisable         Exercisable    Unexercisable
----                   -------------   ------               (#)             (#)                 ($)             ($)
                       Acquired on     Realized ($)
                       -------------   ------------   ------------    --------------         -----------   -------------
                       Exercise (#)
                       -------------
Michael Pete                                               725,000             ---               ---            ---
Leslie Robins           1,100,000      $22,000           2,050,000             ---               ---            ---
John Cousins                                               850,000             ---               ---            ---
                                                                               ---                              ---
-------------------



(1) The value of the unexercised "in-the-money" options is based on the fair market value as of December 31, 2002 (the closing price on 12/31/02 was $0.0051) minus the exercise price, multiplied by the numbers of shares underlying the option.

On January 4, 1999, the Company established the Incentive Stock Option Plan (the "Plan"). Pursuant to the Plan, up to 10,000,000 shares of the Company's common stock may be granted as options to key employees. The exercise dates of the options are based on the related agreement, as approved by the Board of Directors. The Plan expires on January 4, 2009. Options awarded under the Plan mature four years from the date of the grant and vest ratably over one to two year periods.

                            LONG-TERM INCENTIVE PLANS

As of December 31, 2002 there is no long-term incentive plan.


                              Director Compensation

Non-employee directors of the Company received in 2002 a $750 annual retainer.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENIFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company's Common Stock as of March 15,

2003 by (1) each person known to the Company to beneficially own more than five percent of the Company's Common Stock, (2) each Director, (3) the Named Executive Officers, and (4) all Directors and executive officers as a group. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to the knowledge of the Company, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable. As of December 31, 2002 there were 592,245,903 shares outstanding.

                                                                    Percent
                                              Number of Shares      Beneficially
      Name of Beneficial Owner (1)            Beneficially Owned    Owned
------------------------------------------  ----------------------  ------------
Leslie Robins.............................    15,831,546(2)                2.67%
Michael Pete..............................     1,400,000(3)                *
John Cousins..............................       850,000(4)                *
Richard A. Josephberg.....................       200,000(5)                *
All directors and executive officers as a
group (4 persons)                             18,531,546

------------------
     *Less than 1.0%.
    (1) The address of all persons who are executive officers or directors of the Company is in care of the Company, 8301 Washington NE, Suite 5, Albuquerque New Mexico 87113.
    (2) Includes 2,050,000 shares of common stock issuable upon exercise of options which are currently exercisable, and 5,950,000 shares of common stock issuable upon exercise of warrants which are currently exercisable.
    (3) Includes 725,000 shares of common stock issuable upon exercise of options which are currently exercisable and 500,000 shares of common stock issuable upon exercise of warrants which are currently exercisable.
    (4)  Includes  850,000  shares  of  common  stock  issuable upon exercise of options, which are currently exercisable and 100,000 shares of common stock issuable upon exercise of a warrant, which is currently exercisable.
    (5) Includes 125,000 shares of common stock issuable upon exercise of a warrant, which is currently exercisable.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

The Company believes that the beneficial owners of securities listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.
                                       21

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         Financial Statements and Financial Statement Schedules

         Indexes to financial statements appear after the signature page to this Form 10-KSB.


Exhibits
2        Plan of Acquisition, Reorganization,          None
         arrangement, liquidation, or succession

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

3.2      By-Laws                                       Incorporated by reference
                                                       to Exhibit 3(ii) of the
                                                       Company's Registration
                                                       Statement No.1000-24511
                                                       on Form 10-SB filed June
                                                       23,1998.

4        Instruments defining the rights of holders,   Incorporated by reference
         including Indentures                          to Exhibit 3.2

7        Opinion re: liquidation preference            Incorporated by reference
                                                       to Exhibit  3.2

10.1     Incentive Stock Option Plan                   Filed Herewith

10.2     Lease Agreement Advanced Optics Electronics,  Incorporated by reference
         Inc. and JMP Company Inc                      to Exhibit 10.2 of the
                                                       Company's Registration
                                                       Statement No.1000-24511
                                                       on Form 10-SB filed June
                                                       23, 1998.

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

16.1     Prior Accountants letter                      Filed Herewith

24       Power of Attorney                             Incorporated by reference
                                                       to Exhibit 3.2

99.1     Certification of Chief Executive Officer      Filed Herewith
         persuant to Section 906 of the Sarbannes
         Oxley Act of 2002

99.2     Certification of Chief Financial Officer      Filed Herewith
         persuant to Section 906 of the Sarbannes
         Oxley Act of 2002

                               Reports on Form 8-K

During the 2002 fiscal year, the Company filed a report on Form 8-K relating the resignation of Harold Herman as a director and its change of accountants from Atkinson & Co. to Squar, Milner, Reehl & Williamson, LLP.

ITEM 14. Controls and Procedures

The Company's principal executive and financial officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-14 (c)) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing of this report. Based on that evaluation, they have concluded that the Company's disclosure controls and procedures are adequate and effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date they completed their evaluation.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:    March 27, 2003



ADVANCED OPTICS ELECTRONICS, INC.

                                           BY:/s/John J. Cousins
                                              --------------------
                                           John J. Cousins
                                           Vice President of Finance
                                           (Principal Accounting Officer)



                                           BY:/s/Leslie S. Robins
                                              --------------------
                                           Leslie S. Robins
                                           Executive Vice President
                                           (Principal Executive Officer)





CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Advanced Optics Electronics, Inc. on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof, I Leslie Robins the Chief Executive Officer of the Company, certify; pursuant to and for purposes of 18 U.S.C.
Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 that:

1. I have reviewed this annual report on Form 10-KSB of Advanced Optics Electronics, Inc.
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by his annual report;
3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rule 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure control and procedures to ensure that material information relating to the registrant, including its consolidate subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation; to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);
     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Dated:  March 25, 2003

                                           BY:/s/Leslie S. Robins
                                              --------------------
                                           Leslie S. Robins
                                           Executive Vice President
                                           (Principal Executive Officer)


CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Advanced Optics Electronics, Inc. on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof, I John Cousins the Chief Financial Officer of the Company, certify; pursuant to and for purposes of 18 U.S.C.
Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 that:

7. I have reviewed this annual report on Form 10-KSB of Advanced Optics Electronics, Inc.
8. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by his annual report;

9. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
10. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rule 13a-14 and 15d-14) for the registrant and have:
     a. designed such disclosure control and procedures to ensure that material information relating to the registrant, including its consolidate subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
11. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation; to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);
     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's
            ability to record,   process,   summarize  and  report  financial
            data and have identified for the registrant's auditors any material weakness in internal controls; and
     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
12. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Dated:  March 25, 2003

                                           BY:/s/ John J. Cousins
                                              --------------------
                                           John J. Cousins
                                           Vice President of Finance
                                           (Chief Financial Officer)

Exhibit 16.1






      Securities and Exchange Commission
      Washington, D.C. 20549


      Gentlemen:

      We were previously the accountants for Advanced Optics Electronics, Inc. (the Company) and on January 31, 2002 we reported on the financial statements of Advanced Optics Electronics, Inc. as of and for the two years ended December 31, 2001. On November 21, 2002, we resigned as accountants of the Company. We have read the Company's statements included under Item 4 of its Form 8-K for November 21, 2002, and we agree with such statements.


                                                       Sincerely,


                                                       Atkinson & Co., Ltd.

Exhibit 99.1
------------

      CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT
                TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report on Form 10-KSB of Advanced Optics Electronics, Inc. ("the Company") for the year ending December 31, 2002 as filed with the Securities Exchange Commission on the date hereof ("the Report"), the undersigned Chief Executive Officer of the Company hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

        1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to Advanced Optics Electronics, Inc., and will be retained by Advanced Optics Electronics, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.


Dated:  March 25, 2003

                                           BY:/s/Leslie S. Robins
                                              --------------------
                                           Leslie S. Robins
                                           Executive Vice President
                                           (Principal Executive Officer)

Exhibit 99.2
------------

      CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT
                TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report on Form 10-KSB of Advanced Optics Electronics, Inc. ("the Company") for the year ending December 31, 2002 as filed with the Securities Exchange Commission on the date hereof ("the Report"), the undersigned Chief Financial Officer of the Company hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

      1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to Advanced Optics Electronics, Inc., and will be retained by Advanced Optics Electronics, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.




Dated:  March 25, 2003



                                           BY:/s/John J. Cousins
                                              --------------------
                                           John J. Cousins
                                           Vice President of Finance
                                           (Chief Financial Officer)

                        ADVANCED OPTICS ELECTRONICS, INC.

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2002

                          INDEX TO FINANCIAL STATEMENTS





Independent Auditors' Reports.................................................1

Balance Sheet.................................................................3

Statements of Operations......................................................4

Statements of Stockholders' Deficit...........................................5

Statements of Cash Flows......................................................9

Notes to Financial Statements................................................11

                          INDEPENDENT AUDITORS' REPORT


         To the Board of Directors
         Advanced Optics Electronics, Inc.

         We have audited the accompanying balance sheet of Advanced Optics Electronics, Inc. (the "Company"), a development stage company, as of December 31, 2002, and the related statements of operations, stockholder's deficit and cash flows for year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Optics Electronics, Inc. as of December 31, 2002, and the results of its operations and its cash flows for year then ended in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the financial statements, the Company is a development stage Company which has negative working capital of $1,033,429, an accumulated stockholders' deficit of $789,173, losses from operations since inception and a lack of operational history. As discussed in Note 1 to the financial statements, a significant amount of additional capital will be necessary to advance the development of the Company's product to the point at which it may become commercially viable. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

         /s/ Squar, Milner, Reehl & Williamson, LLP

         February 7, 2003
         Newport Beach, California

--------------------------------------------------------------------------------
Page 1

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Advanced Optics Electronics, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Advanced Optics Electronics, Inc. (A Development Stage Company), as of December 31, 2001, and the related statements of operations, changes in stockholders' deficit, and cash flows for the year then ended and for the period from May 22, 1996 (inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Advanced Optics Electronics, Inc. for the 1998 and 1999 portions of the period from inception (May 22, 1996) through December 31, 2001, were audited by other auditors whose reports dated February 18, 2000 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Optics Electronics, Inc. (A Development Stage Company) as of December 31, 2001, and the results of its operations and its cash flows for the year then ended and for the 1996, 1997, 2000 and 2001 portions of the period from Inception (May 22, 1996) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




                                                       Atkinson & Co., Ltd.


Albuquerque, New Mexico
January 31, 2002


--------------------------------------------------------------------------------
Page 2

--------------------------------------------------------------------------------
                       ADVANCED OPTICS ELECTRONICS, INC.
                         (A Development Stage Company)
                                 BALANCE SHEET
                               DECEMBER 31, 2002
--------------------------------------------------------------------------------

                                    ASSETS

Current Assets
    Cash                                                           $     49,858
                                                                   -------------
    Costs and estimated earnings in excess of
      billings on uncompleted contract                                1,880,349
    Allowance for loss on contract                                   (1,205,000)
                                                                   -------------
                                                                        675,349
    Other current assets                                                 36,833
                                                                   -------------

         Total current assets                                           762,040

Property and Equipment, net                                             125,250

Other Assets
    Intangible asset, net                                                15,409
    Investment in Biomoda, Inc.                                          65,165
    Notes receivable from related parties                                38,432
                                                                   -------------
                                                                        119,006

                                                                   $  1,006,296
                                                                   =============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Accounts payable                                               $    167,036
    Accrued expenses                                                    345,806
    Notes payable                                                        38,110
    Convertible debentures                                            1,244,517
                                                                   -------------

         Total current liabilities                                    1,795,469
                                                                   -------------

Commitments and Contingencies

Stockholders' Deficit
    Preferred stock, $0.001 par value, 10,000,000 shares
      authorized; no shares issued and outstanding                           -
    Common stock, $0.001 par value, 800,000,000 shares
      authorized; 592,245,903 shares issued and outstanding             592,246
    Treasury stock, at cost - 1,209,000 shares                           (6,634)
    Notes receivable officer                                           (308,902)
    Additional paid in capital                                        9,810,201
    Deficit accumulated during the development stage                (10,876,084)
                                                                   -------------

         Total stockholders' deficit                                   (789,173)
                                                                   -------------

                                                                   $  1,006,296
                                                                   =============

--------------------------------------------------------------------------------
Page 3                       See accompanying notes to the financial statements.

--------------------------------------------------------------------------------

                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
        For the Years Ended December 31, 2002 and 2001 and For The Period
             From May 22, 1996 (Inception) Through December 31, 2002

--------------------------------------------------------------------------------



                                                                                          May 22, 1996
                                                                                          (Inception)
                                                                                            Through
                                                                                          December 31,
                                                             2002             2001            2002
                                                         -------------    ------------   -------------


CONTRACT REVENUES                                        $         --     $        --    $         --

OPERATING EXPENSES
  General and administrative                                 (814,789)     (1,059,595)     (6,812,094)
  Research and development                                    (65,989)       (105,908)     (1,332,073)
  Asset impairment                                                 --        (227,570)       (227,570)
                                                         -------------    ------------   -------------
                                                             (880,778)     (1,393,073)     (8,371,737)

ESTIMATED LOSS ON CONTRACT                                   (297,000)       (343,000)     (1,205,000)
                                                         -------------    ------------   -------------

OPERATING LOSS                                             (1,177,778)     (1,736,073)     (9,576,737)
                                                         -------------    ------------   -------------

OTHER (EXPENSE) INCOME
  Interest income                                              15,426          25,626          71,382
  Gain (loss) on marketable equity securities                      --              --         (29,368)
  Other investment gains                                           --              --          59,784
  Loss from investment in Biomoda, Inc.                       (15,566)             --        (289,750)
  Gain (loss) on disposal of assets                                --           6,000          (4,306)
  Interest expense                                           (107,912)       (280,695)     (1,044,069)
                                                         -------------    ------------   -------------
                                                             (108,052)       (249,069)     (1,236,327)
                                                         -------------    ------------   -------------

NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE                                    (1,285,830)     (1,985,142)    (10,813,064)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE                                                          --              --         (63,020)
                                                         -------------    ------------   -------------

NET LOSS                                                 $ (1,285,830)    $(1,985,142)   $(10,876,084)
                                                         =============    ============   =============

Basic and diluted net loss before cumulative
  effect of change in accounting principle available
  to common shareholder per common share                 $      (0.01)    $     (0.03)   $      (0.17)

Cumulative effect of change in accounting principle                --              --              --
                                                         -------------    ------------    ------------

Basic and diluted net loss available to
  common shareholder                                     $      (0.01)    $     (0.03)   $      (0.17)
                                                         =============    ============    ============
per common share

Basic and diluted weighted average common shares
  outstanding                                             208,684,389      70,190,322      64,480,833
                                                         =============    ============    ============


------------------------------------------------------------------------------------------------------

Page 4                       See accompanying notes to the financial statements.



------------------------------------------------------------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
     For The Period From May 22, 1996 (Inception) Through December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------


                                                   Preferred Stock                 Common Stock                Treasury Stock
                                             ------------------------------   -------------------------    ----------------------

                                                Shares          Amount           Shares        Amount        Shares       Amount
                                             ------------   ---------------   ------------    ---------    ----------    --------
Balance at May 26, 1996 (Inception)                   --    $           --             --     $     --            --          --
Stock issued to incorporators for cash                --                --        500,000          500            --          --
Stock issued for the net assets
  of PLZ Tech, Inc.                                   --                --      4,500,000        4,500            --          --
Net loss                                              --                --             --           --            --          --
                                             ------------   ---------------   ------------    ---------    ----------    --------

Balance, December 31, 1996                            --                --      5,000,000        5,000            --          --
Stock issued for cash and services                    --                --      2,281,212        2,281            --          --
Net loss                                              --                --             --           --            --          --
                                             ------------   ---------------   ------------    ---------    ----------    --------

Balance, December 31, 1997                            --                --      7,281,212        7,281            --          --
Stock issued for cash                                 --                --     10,979,275       10,979            --          --
Stock issued for services                             --                --      2,751,000        2,751            --          --
Stock issued in exchange
  for note receivable                                 --                --        315,000          315            --          --
Purchase and retirement
  of treasury stock                                   --                --       (472,200)        (472)           --          --
Net loss                                              --                --             --           --            --          --
                                             ------------   ---------------   ------------    ---------    ----------    --------

Balance, December 31, 1998                            --                --     20,854,287       20,854            --          --
Stock issued for cash                                 --                --      8,681,624        8,682            --          --
Stock issued for services                             --                --     17,094,313       17,094            --          --
Intrinsic value of beneficial
  conversion feature of notes payable                 --                --             --           --            --          --
Fair value of warrants related
  to notes payable                                    --                --             --           --            --          --
Purchase and retirement of
  treasury stock                                      --                --       (489,251)        (489)           --          --
Purchase of treasury stock                            --                --             --           --      (229,000)    (41,760)
Sale of treasury stock                                --                --             --           --        85,000      11,130
Net loss                                              --                --             --           --            --          --
                                             ------------   ---------------   ------------    ---------    ----------    --------

---------------------------------------------------------------------------------------------------------------------------------
Page 5                       See accompanying notes to the financial statements.



------------------------------------------------------------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                 STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)
     For The Period From May 22, 1996 (Inception) Through December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------



                                                   Preferred Stock                 Common Stock                Treasury Stock
                                             ------------------------------   -------------------------    ----------------------

                                                Shares          Amount           Shares        Amount        Shares       Amount
                                             ------------   ---------------   ------------    ---------    ----------    --------
Balance, December 31, 1999                            --                --     46,140,973       46,141      (144,000)    (30,630)
Stock issued for cash                                710                 1        782,000          782            --          --
Stock issued for services                             --                --      3,955,202        3,955            --          --
Purchase of treasury stock                            --                --             --           --       (63,500)    (46,486)
Sale of treasury stock                                --                --             --           --       142,400      22,542
Exercise of stock options for
  notes receivable                                    --                --      1,850,000        1,850            --          --
Amortizaton of discount of
  convertible preferred stock                         --                --             --           --            --          --
Exercise of preferred stock
  conversion feature                                  --                --      9,200,000        9,200            --          --
Issuance of convertible debentures                    --                --             --           --            --          --
Exchange of preferred stock for
  convertible debentures                            (710)               (1)            --           --            --          --
Intrinsic value of convertible
  debenture                                           --                --             --           --            --          --
De-investment in Wizard Technologies                                    --             --           --            --          --
Net loss                                              --                --             --           --            --          --
                                             ------------   ---------------   ------------    ---------    ----------    --------

Balance, December 31, 2000                            --                --     61,928,175       61,928       (65,100)    (54,574)
Stock issued for cash                                 --                --      1,382,778        1,383            --          --
Stock issued for services                             --                --     10,461,498       10,461            --          --
Purchase of treasury stock                            --                --             --           --      (251,700)    (16,215)
Amortization of discount on
  convertible debentures                              --                --             --           --            --          --
Stock issued upon debt conversion                     --                --      7,064,886        7,065            --          --
Net loss                                              --                --             --           --            --          --
                                             ------------   ---------------   ------------    ---------    ----------    --------

Balance, December 31, 2001                            --                --     80,837,337       80,837      (316,800)    (70,789)
Stock issued for cash                                 --                --    315,845,000      315,845            --          --
Stock issued for services                             --                --    115,768,000      115,768            --          --
Purchase of treasury stock                            --                --             --           --    (1,400,000)     (8,732)
Sale of treasury stock                                --                --             --           --       507,800      72,887
Exercise of stock options for
  notes receivable                                    --                --      1,100,000        1,100            --          --
Advances to officer                                   --                --             --           --            --          --
Reclass of accrued interest with
  note receivable                                     --                --             --           --            --          --
Stock issued upon debt conversion                     --                --     78,695,566       78,696            --          --
Retroactive application of equity
  method for investment in
  Bio Moda, Inc.                                      --                --             --           --            --          --
Net loss                                              --                --             --           --            --          --
                                             ------------   ---------------   ------------    ---------    ----------    --------

Balance, December 31, 2002                            --    $           --    592,245,903     $ 592,246   (1,209,000)    $(6,634)
                                             ============   ===============   ============    =========    ==========    ========

---------------------------------------------------------------------------------------------------------------------------------
Page 6                       See accompanying notes to the financial statements.



------------------------------------------------------------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                 STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)
     For The Period From May 22, 1996 (Inception) Through December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------

                                                                                          Deficit
                                                                                        Accumulated
                                                           Additional                    During the         Total
                                                            Paid In         N/R         Development     Stockholders'
                                                            Capital      Stockholder       Stage           Deficit
                                                          ------------   -----------   -------------    -------------
Balance at May 26, 1996 (Inception)                       $        --    $       --     $        --     $        --
Stock issued to incorporators for cash                         24,500            --              --           25,000
Stock issued for the net assets
  of PLZ Tech, Inc.                                           281,096            --              --          285,596
Net loss                                                           --            --         (76,902)         (76,902)
                                                          ------------   -----------   -------------    -------------

Balance, December 31, 1996                                    305,596            --         (76,902)         233,694
Stock issued for cash and services                            362,720            --              --          365,001
Net loss                                                           --            --         (84,690)         (84,690)
                                                          ------------   -----------   -------------    -------------

Balance, December 31, 1997                                    668,316            --        (161,592)         514,005
Stock issued for cash                                       1,281,728            --              --        1,292,707
Stock issued for services                                     293,719            --              --          296,470
Stock issued in exchange
  for note receivable                                          28,685            --              --           29,000
Purchase and retirement
  of treasury stock                                           (39,913)           --              --          (40,385)
Net loss                                                           --            --        (752,111)        (752,111)
                                                          ------------   -----------   -------------    -------------

Balance, December 31, 1998                                  2,232,535            --        (913,703)       1,339,686
Stock issued for cash                                         855,101            --              --          863,783
Stock issued for services                                   1,469,320            --              --        1,486,414
Intrinsic value of beneficial
  conversion feature of notes payable                         174,610            --              --          174,610
Fair value of warrants related
  to notes payable                                            125,000            --              --          125,000
Purchase and retirement of
  treasury stock                                              (10,643)           --              --          (11,132)
Purchase of treasury stock                                         --            --              --          (41,760)
Sale of treasury stock                                         24,334            --              --           35,464
Net loss                                                           --            --      (2,765,862)      (2,765,862)
                                                          ------------   -----------   -------------    -------------


---------------------------------------------------------------------------------------------------------------------------------
Page 7                       See accompanying notes to the financial statements.


------------------------------------------------------------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                 STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)
     For The Period From May 22, 1996 (Inception) Through December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------



                                                                                          Deficit
                                                                                        Accumulated
                                                           Additional                    During the         Total
                                                            Paid In         N/R         Development     Stockholders'
                                                            Capital      Stockholder       Stage           Deficit
                                                          ------------   -----------   -------------    -------------
Balance, December 31, 1999                                  4,870,257            --      (3,679,565)       1,206,203
Stock issued for cash                                       1,012,710            --              --        1,013,492
Stock issued for services                                   1,726,197            --              --        1,730,152
Purchase of treasury stock                                         --            --              --          (46,486)
Sale of treasury stock                                         54,771            --              --           77,313
Exercise of stock options for
  notes receivable                                            220,150      (193,427)             --           28,573
Amortizaton of discount of
  convertible preferred stock                                 159,677            --              --          159,677
Exercise of preferred stock
  conversion feature                                          533,678            --              --          542,878
Issuance of convertible debentures                            263,830            --              --          263,830
Exchange of preferred stock for
  convertible debentures                                     (869,678)           --              --         (869,678)
Intrinsic value of convertible
  debenture                                                   227,898            --              --          227,898
De-investment in Wizard Technologies                          (59,583)           --              --          (59,583)
Net loss                                                           --            --      (3,827,873)      (3,827,873)
                                                          ------------   -----------   -------------    -------------

Balance, December 31, 2000                                  8,139,907      (193,427)     (7,507,438)         446,396
Stock issued for cash                                          66,844            --              --           68,227
Stock issued for services                                     412,284            --              --          422,745
Purchase of treasury stock                                         --            --              --          (16,215)
Amortization of discount on
  convertible debentures                                      143,875            --              --          143,875
Stock issued upon debt conversion                             147,008            --              --          154,073
Net loss                                                           --            --      (1,985,142)      (1,985,142)
                                                          ------------   -----------   -------------    -------------

Balance, December 31, 2001                                  8,909,918      (193,427)     (9,492,580)        (766,041)
Stock issued for cash                                         229,816            --              --          545,661
Stock issued for services                                     366,301            --              --          482,069
Purchase of treasury stock                                         --            --              --           (8,732)
Sale of treasury stock                                        (65,058)           --              --            7,829
Exercise of stock options for
  notes receivable                                             20,900       (22,000)             --               --
Advances to officer                                                --       (34,300)             --          (34,300)
Reclass of accrued interest with
  note receivable                                                  --       (59,175)             --          (59,175)
Stock issued upon debt conversion                             348,324            --              --          427,020
Retroactive application of equity
  method for investment in
  Bio Moda, Inc.                                                   --            --         (97,674)         (97,674)
Net loss                                                           --            --      (1,285,830)      (1,285,830)
                                                          ------------   -----------   -------------    -------------

Balance, December 31, 2002                                $ 9,810,201    $ (308,902)   $(10,876,084)    $   (789,173)
                                                          ============   ===========   =============    =============

----------------------------------------------------------------------------------------------------------------------
Page 8                       See accompanying notes to the financial statements.


-------------------------------------------------------------------------------------------------------------

                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
        FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 AND FOR THE PERIOD
            FROM MAY 22, 1996 (INCEPTION) THROUGH DECEMBER 31, 2002

-------------------------------------------------------------------------------------------------------------



                                                                                              May 22, 1996
                                                                                               (Inception)
                                                                                                 Through
                                                                                              December 31,
                                                                    2002           2001           2002
                                                                ------------    ------------  -------------

Cash flows from operating activities:
     Net (loss) income                                          $(1,285,830)    $(1,985,142)  $(10,876,084)
     Adjustments to reconcile net (loss) income to net cash
       used in operating activities:
        Intrinsic value of conversion features                           --        143,875         610,603
        Write off of organization costs                                  --             --          63,020
        Amortization of discount on convertible notes and
          preferred stock                                                --             --         295,209
        Loss on marketable securities                                    --             --          29,368
        Loss (gain) on disposal of assets                                --         (6,000)          4,306
        Loss on investment in Biomoda, Inc.                          15,566             --         289,750
        Issuance of common stock for services                       482,069        422,745       4,417,851
        Issuance of notes payable for services                           --             --          50,000
        Increase in excess of costs and earnings over billin
        on uncompleted contract                                    (309,785)      (425,075)     (1,880,349)
        Increase in allowance for loss on contract                  297,000        343,000       1,205,000
        Interest accrued on convertible debentures                  107,229        121,217         228,446
        Interest earned on note receivable from stockholder
          related parties                                           (15,426)            --         (15,426)
        Depreciation and amortization                                93,355        117,964         537,960
        Bad debt expense                                             15,000             --          15,000
        Asset impairment                                                 --        227,570         227,570
        Other non-cash expenses                                          --             --          33,447
        Accrued interest                                                 --             --          30,667
     Changes in operating assets and liabilities:
        Decrease in other current assets                             28,442             --         (51,434)
        Decrease in inventory                                            --             --         (35,293)
        Increase in accounts payable and accrued expenses            59,221         57,333         332,780
                                                                ------------    -----------   -------------

     Net cash used in operating activities                         (513,159)      (982,513)     (4,487,609)
                                                                -----------     ------------  -------------

Cash flows from investing activities:
     Purchases of property and equipment                             (7,240)       (30,349)       (389,832)
     Proceeds from sale of property and equipment                        --         23,800          23,800
     Investment in Biomoda, Inc.                                         --             --        (383,845)
     Proceeds from sale of Biomoda, Inc. stock                       28,930             --          28,930
     Advances to Biomoda, Inc.                                      (38,432)            --         (38,432)
     Sale of marketable securities                                       --             --          40,665
     Purchases of marketable securities                                  --             --         (70,034)
     Decrease in certificates of deposit                                 --        107,426              --
     Purchase of other assets                                            --        (12,447)       (245,579)
                                                                ------------    ------------  -------------

     Net cash (used in) provided by investing activities            (16,742)        88,430      (1,034,327)
                                                                ------------    ------------  -------------


----------------------------------------------------------------------------------------------------------------------
Page 9                     See accompanying notes to the financial statements.

--------------------------------------------------------------------------------

                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
        FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 AND FOR THE PERIOD
            FROM MAY 22, 1996 (INCEPTION) THROUGH DECEMBER 31, 2002

--------------------------------------------------------------------------------






Cash flows from financing activities:
     Principal repayments on notes payable and capital lease         (8,111)        (51,658)      (231,877)
     Proceeds from notes payable                                         --              --        622,776
     Issuance of common stock for cash                              545,661          68,227      4,173,872
     (Increase) decrease in note receivable stockholder             (34,300)            305         (5,422)
     Proceeds from sale of treasury stock                             7,829              --        120,606
     Purchase of treasury stock                                      (8,732)        (16,215)      (154,710)
     Proceeds from issuance of convertible debt                          --         575,000      1,060,000
     Principal repayments on convertible debt                       (13,451)             --        (13,451)
                                                                ------------    ------------  -------------

     Net cash provided by financing activities                      488,896         575,659      5,571,794
                                                                ------------    ------------  -------------

Net (decrease) increase in cash                                     (41,005)       (318,424)        49,858

Cash at beginning of period                                          90,863         409,287             --
                                                                ------------    ------------  -------------

Cash at end of period                                           $    49,858     $    90,863   $     49,858
                                                                ============    ============  =============


Supplemental disclosure of cash flow information -
     Cash paid during the year for:
        Interest                                                $       683     $    15,603
                                                                ============    ============
        Income taxes                                            $        --     $        --
                                                                ============    ============


See accompanying notes to the financial statements for additional information relating to non-cash investing and financing activities during the years ended December 31, 2002 and 2001.

--------------------------------------------------------------------------------
Page 10                      See accompanying notes to the financial statements.

--------------------------------------------------------------------------------
                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------


1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations
-------------------------------------

Advanced Optics Electronics, Inc. (the "Company") is a development stage technology company with its principal focus on the development and production of large-scale flat panel displays and trades on the OTC Bulletin Board under the symbol "ADOT.OB". The market for the large-scale flat panel displays will include advertising billboards, flat panel computer monitors and cockpit displays. The Company plans to focus on producing and selling the large-scale flat panel displays for outdoor advertising billboards.

The Company has obtained a contract to produce two outdoor advertising billboards using its flat panel display technology. This is the first commercial application of the Company's technology. The success of the Company will depend on its ability to commercialize its technology, complete this contract and obtain additional contracts. As of December 31, 2002, completion of this contract was behind schedule.

While management believes the contract will ultimately be completed, there can be no certainty that this will be accomplished because the technology has not yet been used in a commercial application. In addition, the Company may be required to obtain additional capital in order to fund the completion of the contract.

Since inception, the Company has primarily been engaged in the research and development of its product. Once the research and development is complete, the Company will begin to manufacture and obtain new contracts. The Company is in the development stage and has not generated revenues from any product sales. The Company believes that its planned products will produce sufficient revenues in the future. There are no assurances, however, that the Company will be able to produce such products, or if produced, that they will be accepted in the market place.

Development Stage and Going Concern
-----------------------------------

The Company has been in the development stage since its inception on May 22, 1996, and has not generated any revenues from operations and there is no assurance of any future revenues.

The Company will require substantial additional funding for continuing research and development, obtaining acceptance in the market place and for the commercialization of its product. There can be no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

--------------------------------------------------------------------------------
Page 11

--------------------------------------------------------------------------------
                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------


1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Development Stage and Going Concern (continued)
-----------------------------------------------

Management has taken action to address these matters. They include:

  o Retention of experienced management personnel with particular skills in the development and commercialization of such product.
  o     The Company is aggressively seeking new contracts.
  o The Company has an equity method investment in a start-up company, which management hopes will be profitable (see Note 4).
  o     The Company is seeking investment capital through the public markets.

Management plans to obtain revenues from product sales, but there is no commitment by any persons for purchases of any of the proposed products. In the absence of significant sales and profits, the Company may seek to raise additional funds to match its working capital requirements through the additional sales of debt and equity securities, there is no assurance that the Company will be able to obtain sufficient additional funds when needed, although such funds, if available, will be obtainable on terms satisfactory to the Company. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

As a result, the accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2002, the Company has negative working capital of $1,033,429, an accumulated deficit of $789,173, losses from operations and lack of operational history, among other matters, which raise substantial doubt about its ability to continue as a going concern.

The financial statements do not include any adjustments related to recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Concentrations of Credit Risk
-----------------------------

Cash is maintained at various financial institutions. The Federal Deposit Insurance Corporation insures accounts at each institution for up to $100,000. The Company had no such funds exceeding such limit at December 31, 2002.

As of December 31, 2002, the Company had only one contract which it will be deriving future revenue.

--------------------------------------------------------------------------------
Page 12

--------------------------------------------------------------------------------
                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------



1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Risks and Uncertainties
-----------------------

The Company operates in a highly competitive industry. The Company's operations are subject to significant risks and uncertainties including financial, operational, technological and other risks associated with operating such a business including the potential risk of business failure.

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, estimates for current and deferred taxes, recoverability of intangible assets, collectibility of contract receivable, estimation of costs for long-term contracts, allowance for loss on contracts, recoverability of investment in Biomoda and the valuation of other assets. Actual results could materially differ from those estimates.

Other Current Assets
--------------------

Certain assets previously classified as inventory are no longer used in the Company's on-going processes and are held for sale. Management estimates that the net realizable value of these items exceeds their carrying values as of December 31, 2002.

Property and Equipment
---------------------

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to ten years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statement of operations.

Investment in Biomoda, Inc.
---------------------------

Investment in Biomoda, Inc. ("Biomoda") is accounted for under the equity method. During fiscal 2001, the investment was recorded under the cost method since the Company's ownership was not sufficient for the investment to be accounted for under the equity method (see Note 4) and management believes the Company did not exercise significant influence during such period.

--------------------------------------------------------------------------------
Page 13

--------------------------------------------------------------------------------
                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Intangible Assets
------------------------------

Statement of Financial Accounting Standard ("SFAS") 142, "Goodwill an Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized, but rather be tested at least annually for impairment. In addition, SFAS 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS 142 are to be reported as resulting from a change in accounting principle. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of SFAS 142. The adoption of SFAS 142 did not have a material effect on the Company's financial statements.

The Company's intangible assets consist mainly of debt origination costs, which are shown at historical cost of $50,000, less accumulated amortization of approximately $38,000. The cost is being amortized to interest expense over the term of the related debt, which is four years, of which $12,500 was recognized during the year ended December 31, 2002.

Long-Lived Assets
-----------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144, which supercedes SFAS 121, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sales, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS 144 on January 1, 2002. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated commitments to plan to sell such assets, as defined, by management. As a result, management cannot determine the potential effects that adoption of SFAS 144 will have on the financial statements with respect to future disposal decisions, if any. At December 31, 2002, management has determined that no such review for impairment was required and therefore, no adjustments have been made to the carrying values of long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products or services will increase, which could result in impairment of long-lived assets.

--------------------------------------------------------------------------------
Page 14

--------------------------------------------------------------------------------
                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition
-------------------

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. As the Company accounts for long-term contracts in accordance to SOP 81-1 (see below), management believes that the Company's revenue recognition policy conforms to SAB 101.

In accordance with Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," the Company accounts for revenue and costs related to its long-term contract in process by the completed-contract method, whereas during the period from May 22, 1996 (inception) to December 31, 1999, revenue and costs were determined by the percentage-of-completion method. The completed-contract method of accounting was adopted in 2000 due to the Company's uncertainty regarding contract cost estimates. The financial statements of the period from May 22, 1996 (inception) to December 31, 1999, were restated to apply the completed contract method retroactively. The effect of the accounting change had no effect on net loss or loss per share previously reported for 1999 or for the period from May 22, 1996 (inception) to December 31, 1999.

Under the completed contract method of accounting, contract revenues and costs are recognized when the contract is completed, with estimated losses recognized when it becomes evident that contract costs will exceed contract revenues. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, overhead, equipment depreciation and interest.

Costs in excess of amounts billed are classified as current assets under costs and estimated earnings in excess of billings on uncompleted contract.

The contract to produce two outdoor advertising billboards totals $1.7 million, with $885,000 assigned to the first unit. An estimated loss of approximately $1,205,000 from production of the first unit has been recognized through December 31, 2002, which includes a current year expense of $297,000. The Company's estimated cost to complete, as of December 31, 2002 is $285,000, which is expected to be funded with cash, billings on the contract and contributed capital.

In accordance with the contract terms, as amended, the anticipated delivery date of the first unit is in November 2003. Unanticipated delays have postponed delivery resulting in the amended delivery date. During the contract period, the Company is entitled to bill the customer as the following milestones are met:

--------------------------------------------------------------------------------
Page 15

--------------------------------------------------------------------------------
                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)
-------------------------------

Completion of board design                          $   65,000
Production                                             265,000
Completion                                             265,000
Acceptance after installation                          290,000
                                                    -----------
                                                    $  885,000
                                                    ===========

Adjustments to the original estimates of total contract revenues, total contract costs and the extent of progress toward completion are often required as work progresses under the contract, and as experience is gained, even though the scope of the work may not change. The nature of accounting for contracts is such that refinements of the estimating process for continuously changing conditions and new developments are a characteristic of the process. Accordingly, provisions for losses on contracts are made in the period in which they become evident under the completed-contract method. It is at least reasonably possible that the estimate of completion costs for this contract will be further revised in the near-term.

Research and Development Costs
------------------------------

Research and development costs are expensed as incurred.

Income Taxes
------------

Under SFAS 109, "Accounting for Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

Basic and Diluted Loss Per Common Share
---------------------------------------

Under SFAS 128, "Earnings Per Share," basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common share were dilutive (using the treasury stock method). There were no additional potential shares of common stock at December 31, 2002 and 2001. Because the Company has incurred net losses, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive.

--------------------------------------------------------------------------------
Page 16

--------------------------------------------------------------------------------
                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation
------------------------

The Company accounts for stock-based compensation issued to employees using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock issued to Employees." Under the intrinsic value based method, compensation expense is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

SFAS 123, "Accounting for Stock-Based Compensation," if fully adopted, changes the method of accounting for employee stock-based compensation plans to the fair value based method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant, stock volatility and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

The adoption of the accounting methodology of SFAS 123 is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as the Company adopted the cost recognition requirement under SFAS 123, are required to be presented (see below). For stock-based compensation issued to non-employees, the Company uses the fair value method of accounting under the provisions of SFAS 123.

FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25" clarifies the application of APB 25 for (a) the definition of employee for purpose of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. Management believes that the Company accounts for transactions involving stock compensation in accordance with FIN 44.

SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," was issued in December 2002 and is effective for fiscal years ending after December 15, 2002. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

--------------------------------------------------------------------------------
Page 17

--------------------------------------------------------------------------------
                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------


1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation (continued)
------------------------------------

At December 31, 2002, the Company has one stock-based employee compensation plan (the "Plan"), which is described more fully in Note 8. The Company accounts for the Plan under the recognition and measurement principles of APB 25, and related interpretation. No stock-based compensation cost is recognized in net loss. Stock options granted under the Plan have exercise prices equal to the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net income and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                                                    2002              2001
                                               ---------------   ---------------
Net loss:
    As reported                                $   (1,285,830)   $   (1,985,142)
    Deduct: Total stock-based employee
       compensation expense determined
       under fair value based method for
       all awards                                     (30,000)                -
                                               ---------------   ---------------
    Pro forma                                  $   (1,308,620)   $   (1,985,142)
                                               ===============   ===============

Basic and diluted net loss per share:
    As reported                                $        (0.01)   $        (0.03)
                                               ===============   ===============
    Pro forma                                  $        (0.01)   $        (0.03)
                                               ===============   ===============

The  above  pro  forma  effects  of  applying  SFAS  123  are  not   necessarily
representative of the impact on reported net loss for future years.

Fair Value of Financial Instruments
-----------------------------------

SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, accounts payables, accrued expenses, notes payable and convertible debentures approximates their estimated fair values due to the short-term maturities of those financial instruments. The fair value of notes receivable from related parties are not determinable as these transactions are with related parties.

--------------------------------------------------------------------------------
Page 18

--------------------------------------------------------------------------------
                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Business Combinations
---------------------

SFAS 141, "Business Combinations," which is effective for business combinations initiated after June 30, 2001, eliminates the pooling of interest method of accounting for business combinations and requires that all business combinations occurring after July 1, 2001 are accounted for under the purchase method. The adoption of SFAS 141 did not have a material impact on the Company's financial statements.

Significant Recent Accounting Pronouncements
--------------------------------------------

SFAS 143, "Accounting for Asset Retirement Obligations," establishes standards associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect SFAS 143 to have a material effect on its financial statements.

SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," is effective for such activities initiated after December 31, 2002. Activities of this type include restructurings (such as relocation of a business and fundamental reorganizations of a business itself), which may give rise to costs such as contract cancellation provisions, employee relocation, and one-time termination costs. SFAS 146 prohibits liability recognition based solely on management's intent, and requires that liabilities be measured at estimated fair value. Management has not determined the effect, in any, of SFAS 146 on the Company's future financial statements.

Management does not believe that or has not determined if other recent significant accounting pronouncements will have a material effect on the Company's future financial statements.

Reclassifications
-----------------

Certain   amounts   presented  in  the  2001  financial   statements  have  been
reclassified to conform to the current year's presentation.


2. COSTS AND BILLINGS ON UNCOMPLETED CONTRACTS

Costs and billings on uncompleted contracts are summarized as follows at December 31, 2002:


Costs incurred on uncompleted contract                      $  1,970,349
Billings on uncompleted contract                                 (90,000)
Less allowance for loss on contract                           (1,205,000)
                                                            -------------
                                                            $    675,349
                                                            =============

--------------------------------------------------------------------------------
Page 19

--------------------------------------------------------------------------------
                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------


3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2002:

Machinery and equipment                                     $    283,927
Furniture and fixtures                                            78,092
Automobiles                                                       43,313
Leasehold improvements                                            21,351
                                                            -------------
                                                                 426,683

Less accumulated depreciation and amortization                  (301,433)
                                                            -------------

                                                            $    125,250
                                                            =============


4. RELATED PARTY TRANSACTIONS

Notes Receivable
----------------

As of December  31, 2002,  the Company has net  advances to an officer  totaling
$308,902. The advances accrue interest at rates ranging from 5% to 6% (approximately $15,000 and $19,000 of interest income has been recorded for the year ended December 31, 2002 and 2001, respectively) and are due on demand. Approximately $215,000 of the note receivable relates to the exercise of certain stock options (see Note 8). As these notes receivable are with the majority shareholder and a Company officer, the Company has reclassified these amounts as an increase to stockholders' deficit at December 31, 2002.

In December 2002, the Company advanced $38,432 to Biomoda. The advances accrue interest at 5% and are due on demand. The related advances are included in notes receivable from related parties in the accompanying balance sheet.

Investment In Biomoda, Inc.
---------------------------

As of December 31, 2002, the Company owned 1,072,285 or 18.6% of the 5,765,282 outstanding shares of Biomoda, a development stage company involved primarily in the development of technology for the early detection of lung cancer. As a development stage company, Biomoda has not had any revenues as of December 31, 2002.

--------------------------------------------------------------------------------
Page 20

--------------------------------------------------------------------------------
                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------


4. RELATED PARTY TRANSACTIONS

Investment In Biomoda, Inc. (continued)
---------------------------------------

Biomoda is a private company that is currently in the securities registration process. Biomoda has filed a revised SB-2 registration statement with the Securities and Exchange Commission, in which they are offering 5,000,000 shares of its common stock. The initial offering price is $6.00 per share, however the price that Biomoda, and the Company, will be able to sell the shares is not determinable. A market for Biomoda's shares has not been established, therefore the potential value of the Company's investment cannot be measured. There can be no assurance that if the Company was to sell such investment that it would be able to on terms favorable to the Company or for the initial offering price. Factors such as dilution, blockage and a lack of market may be encountered.

For the year ended December 31, 2001, the Company reported it investment under the cost method since its ownership was not sufficient for the investment to be accounted for using the equity method. During 2002, the Company's influence over Biomoda increased such that the investment qualified for accounting under the equity method. The Company has recognized the proportionate interest in Biomoda's net loss for the year ended December 31, 2002 in the accompanying statements of operations. Retroactive recognition of the Biomoda losses prior to fiscal 2002 amounted to $97,674 and is recorded directly to the Company's deficit accumulated during the development stage at December 31, 2002.

The carrying value of the investment as of December 31, 2002 is the original investment cost adjusted by the Company's proportionate interest in losses reported by the investee through December 31, 2002.

During the year ended December 31, 2002, the Company sold a portion of its interest in Biomoda to an individual for proceeds of $28,930.

A summary of the investment is as follows:

       Original cost                                         $   383,845
       Equity in loss of investment                             (247,250)
       Amortization of excess of cost over book value            (42,500)
       Sale of investment                                        (28,930)
                                                             ------------
                                                             $    65,165
                                                             ============


--------------------------------------------------------------------------------
Page 21

--------------------------------------------------------------------------------
                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

5. NOTES PAYABLE

Notes payable consists of the following at December 31, 2002:


Note payable  to   a financial institution; matured
     during  the   year  ended  December  31, 2002,
     including  interest  at 8%, and  secured by an
     automobile.  The note was paid off  subsequent
     to  December 31, 2002.                                   $      5,750


Note  payable to a financial institution;  maturing
     in  October  2003,  including  interest at the
     institution's base rate (5.75% at December 31,
     2002) plus 1.5%, and secured by equipment. The
     Company made no principle payments on the note
     during the year ended December 31, 2002, which
     automatically puts the note  into  default and
     immediately due. The Company received a waiver
     from the  institution,  which  resulted in the
     maturity  date   remaining  in  October  2003.
     Subsequent  to  year-end,  the  Company   made
     payments totaling approximating $20,000.                       32,360
                                                              -------------
                                                              $     38,110
                                                              =============


6.  CONVERTIBLE DEBENTURES

On September 15, 2000, the Company entered into an agreement to issue a total of $10,000,000 in convertible debentures which bear interest at an annual rate of 8 percent. The Company authorized the initial sale of $2,000,000 of the convertible debentures, and entered into a structured facility with purchasers (the "Purchasers") in which the Purchasers shall be obligated to purchase the remaining $8,000,000 of convertible debentures at certain obligation dates, as defined. The Company's right to require the Purchasers to purchase debentures commences on the actual effective date of the registration of the Company's securities in an amount equal to the securities that would be convertible upon issuance of the debentures. The related agreement provides for a limit on the amount of obligation debentures that the Company may require the Purchasers to purchase in a given month.

--------------------------------------------------------------------------------
Page 22

--------------------------------------------------------------------------------
                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------



6. CONVERTIBLE DEBENTURES (continued)

On September 15, 2000, the Company issued $500,000 of the initial $2,000,000 in unsecured convertible debentures discussed above. Effective as of the issuance date, the debentures are convertible into shares of common stock at the lesser of a 25 percent discount to the average of the three lowest closing bid prices during the thirty trading days prior to the issue date of this note and a 20 percent discount to the average of the three lowest closing bid prices for the ninety trading days prior to the conversion date, as defined. The debentures were issued in exchange for $430,000 in cash, $20,000 in legal services and $50,000 in commissions. The commissions have been capitalized as debt origination costs and are being amortized to interest expense over the life of the debentures. The embedded intrinsic value of the beneficial conversion feature was estimated to be $238,830, which was immediately charged to interest expense. The convertible debentures also include detachable warrants for the purchase of 500,000 shares of common stock at an exercise price of $0.38 per share, which vested upon grant and expired in September 2005. Management has estimated the fair market value of these warrants at $25,000 (based on the Black Scholes pricing model pursuant to SFAS 123 and EITF 00-27) and immediately charged such amounts to interest expense. The principal balance at December 31, 2002 totaled approximately $335,000.

On November 7, 2000, the Company entered into an agreement that modified outstanding convertible preferred agreements entered into on March 8, 2000 and August 2, 2000. The new agreement resulted in the exchange of outstanding preferred stock for the Company's 7.5% convertible debentures and other consideration. The total amount of the convertible debentures totaled $740,667, including $30,667 of interest. The debentures are convertible into shares of common stock at the lesser of the stock's closing price on March 8, 2000 and 77.5% of the average of the five lowest closing bid prices for 20 days before November 2, 2000. The intrinsic value of the conversion feature was estimated to be $227,898, which was immediately charged to expense. The convertible debentures also include detachable warrants for the purchase of 71,000 shares of common stock, which value was insignificant. The principal balance at December 31, 2002 totaled approximately $575,000.

During 2001, the Company issued convertible debentures totaling $500,000. The debentures are convertible into shares of common stock at the lesser of (i) 75 percent of the average of the three lowest closing bid prices for 30 days before August 30 and November 19, 2001 or (ii) 80% of the average of the three lowest closing bids during the 90 days prior to the conversion date. The embedded intrinsic value of the beneficial conversion feature was estimated to be $143,875 and immediately charged to interest expense. The convertible debentures also include detachable warrants for the purchase of 500,000 shares of common stock, of which 300,000 shares are exercisable at $0.31 and 200,000 shares are $0.33 and vested immediately. Management has determined that the fair market value of these warrants was insignificant. The principal balance at December 31, 2002 totaled approximately $265,000.

Also during 2001, 7,064,886 shares of common stock were issued upon conversion of $154,073 of the convertible debentures.

--------------------------------------------------------------------------------
Page 23

--------------------------------------------------------------------------------
                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------


6. CONVERTIBLE DEBENTURES (continued)

During the year ending December 31, 2002, 78,695,566 shares of common stock were issued upon conversion of approximately $370,000 and $60,000 of debenture principal and interest, respectively (see Note 8).


7. INCOME TAXES

During fiscal 2002 and 2001, the provision for taxes (substantially all deferred) differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before provision for taxes as a result of the following:

                                                      2002           2001
                                                 -----------    -----------

Computed "expected" tax (benefit) expense        $ (435,000)    $ (675,000)

Addition to (reduction) in income taxes
  resulting from:
    State income taxes, net of federal benefit      (85,000)      (131,000)
    Change in deferred tax asset
       valuation allowance                          402,000        669,000
    Non-deductible expenses                         118,000        137,000
                                                 -----------    -----------
                                                 $        -     $       -
                                                 ===========    ===========

The total valuation allowance increased by $402,000 and $669,000 during the years ended December 31, 2002 and 2001, respectively.

The effects of temporary differences that give rise to significant portions of the deferred taxes at December 31, 2002 are presented below:


Deferred tax asset:
    Tax net operating loss carryforwards                        $ 3,675,000
    Allowance for doubtful accounts                                 463,000
                                                                ------------
                                                                  4,138,000
Deferred tax asset valuation allowance                           (4,138,000)
                                                                ------------
                                                                $        -
                                                                ============

--------------------------------------------------------------------------------
Page 24

--------------------------------------------------------------------------------
                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

7. INCOME TAXES (continued)

At December 31, 2002, the Company had net tax operating loss carryforwards of approximately $9,566,000 and $4,783,000 available to offset future taxable federal and state income, respectively. If not utilized to offset future taxable income, the carryforwards will expire in various years through 2023. In the event the Company were to experience a greater than 50% change in ownership as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's tax net operating loss carryforwards could be severely restricted.


8. STOCKHOLDERS' EQUITY

Preferred Stock
---------------

The Company's articles of incorporation authorize up to 10,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time as the Board of Directors determine. As of December 31, 2002, there were no shares of preferred stock outstanding.

Common Stock
------------

During the year ended December 31, 2001, the Company sold 1,382,778 shares of common stock for $68,227 in cash and issued 10,461,498 shares of common stock for services from contractors, officers and others, which were valued at $422,745 (estimated by the Company based on the closing market price on the date of grant). The value of such services is included in operating expenses in the accompanying statements of operations.

During the year ended December 31, 2001, the Company repurchased 251,700 shares of its outstanding common stock for $16,215 in cash. These shares remained in the treasury and were recorded at cost.

During the year ended December 31, 2002, the Company sold 315,845,000 shares of common stock for $545,661 in cash; all shares were sold for less than $0.01.

During the year ended December 31, 2002, the Company issued 96,048,000 shares of common stock for services, which were valued at $155,321 (based on the closing market price on the date of grant, which was less than $0.01). The Company recorded such amounts in the accompanying statement of operations.

During the year ended December 31, 2002, the Company issued 10,820,000 shares of common stock for services, which were valued at $123,318 (based on the closing market price on the date of grant, which approximated $0.01). The Company recorded such amounts in the accompanying statement of operations.


--------------------------------------------------------------------------------
Page 25

--------------------------------------------------------------------------------
                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------


8. STOCKHOLDERS' EQUITY (continued)

Common Stock (continued)
------------------------

During the year ended December 31, 2002, the Company issued 8,900,000 shares of common stock for services, which were valued at $203,430 (based on the closing market price on the date of grant, which approximated $0.02). The Company recorded such amounts in the accompanying statement of operations.

During the year ended December 31, 2002, the Company issued 205,850 shares of common stock (based on the fair market value on the dates of grant, which were less than $0.01) held as treasury stock for cash totaling $1,151 on a first-in, first-out basis.

During the year ended December 31, 2002, the Company issued 225,150 shares of common stock (based on the fair market value on the dates of grant, which approximated $0.01) held as treasury stock for cash totaling $4,448 on a first-in, first-out basis.

During the year ended December 31, 2002, the Company issued 76,800 shares of common stock (based on the fair market value on the dates of grant, which approximated $0.03) held as treasury stock for cash totaling $2,230 on a first-in, first-out basis.

During the year ended December 31, 2002, the Company repurchased 735,000 shares of its outstanding common stock (based on the fair market value on the dates repurchase, which were less than $0.01) for cash totaling $1,427. These shares are included in the accompanying balance sheet under treasury stock and are recorded at cost.

During the year ended December 31, 2002, the Company repurchased 660,000 shares of its outstanding common stock (based on the fair market value on the dates repurchase, which approximated $0.01) for cash totaling $7,134. These shares are included in the accompanying balance sheet under treasury stock and are recorded at cost.

In January 2002, the Company issued 1,100,000 shares of its outstanding stock in connection with the exercise of stock options by an officer of the Company for a note receivable, which is due on demand, totaling $22,000 (see Note 4). The Company has recorded the note receivable as an increase to stockholders' deficit in the accompanying balance sheet.

During the year ended December 31, 2002, in accordance with the applicable convertible note payable agreement, the Company issued 46,018,635 shares of common stock at conversion prices of less than $0.01 in connection with the conversion of notes payable of approximately $73,000, including approximately $25,000 of accrued interest.

--------------------------------------------------------------------------------
Page 26

--------------------------------------------------------------------------------
                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

8. STOCKHOLDERS' EQUITY (continued)

Common Stock (continued)
------------------------

During the year ended December 31, 2002, in accordance with the applicable convertible note payable agreement, the Company issued 30,511,931 shares of common stock at conversion prices of approximately $0.01 in connection with the conversion of notes payable of approximately $319,000, including approximately $20,000 of accrued interest.

During the year ended December 31, 2002, in accordance with the applicable convertible note payable agreement, the Company issued 2,165,000 shares of common stock at conversion prices of approximately $0.02 in connection with the conversion of notes payable of approximately $35,000, including approximately $2,000 of accrued interest.

Stock Options
-------------

On January 4, 1999, the Company established the Incentive Stock Option Plan (the "Plan"). Pursuant to the Plan, up to 10,000,000 shares of the Company's common stock may be granted as options to key employees with exercise prices at least equal to the fair market value on the date of grant. The exercise dates of the options are based on the related agreement, as approved by the Board of Directors. The Plan expires on January 4, 2009. Options awarded under the Plan mature four years from the date of grant and vest ratably over one to two year periods.

In January 2002, the Company granted 1,500,000 options to three officers of the Company. The exercise price of the options is $0.02 per share (the fair market value of the Company's common stock on the date of grant) and vested immediately. The options expire four years from the date of grant. As noted above, 1,100,000 of the options were exercised during the year ended December 31, 2002.

In August 2002, in connection with a settlement agreement (see Note 9), the Company granted 750,000 options to a former employee of the Company. The exercise price of the options is $0.09 per share and were valued at $0 (using the Black Scholes option pricing model). The options vested upon grant and expire in August 2003.



--------------------------------------------------------------------------------
Page 27

--------------------------------------------------------------------------------
                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------



8. STOCKHOLDERS' EQUITY (continued)

Stock Options (continued)

The following is a status of the stock options outstanding at December 31, 2002 and the changes during the two years then ended:



                                   Year Ended December 31,       Year Ended December 31,
                                           2002                           2001
                                 ---------------------------   ---------------------------

                                                 Weighted                      Weighted
                                                  Average                       Average
                                   Options         Price         Options        Price
                                 -----------   -------------   -----------   -------------

Outstanding, beginning of year    3,825,000      $   0.27       3,825,000      $   0.27

Granted                           2,250,000          0.04              --            --

Exercised                        (1,100,000)         0.02              --            --

Cancelled/Terminated                     --            --              --            --
                                 -----------   -------------   -----------   -------------

Balance, end of year              4,975,000      $   0.23       3,825,000      $   0.27
                                 ===========   =============   ===========   =============

Exercisable, end of year          4,975,000      $   0.23       3,825,000      $   0.27
                                 ===========   =============   ===========   =============

Weighted average fair value of options
granted                                          $   0.01
                                               =============



All of the outstanding options at December 31, 2002 have exercise prices between $0.02 per share to $0.34 per share, with a weighted average exercise price of $0.23 and a weighted average remaining contractual life of 2.03 years.

Had compensation costs for the Company's options granted to employees been determined under SFAS 123 for fiscal 2002, the minimum value of each option would have been estimated using the Black-Scholes option pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility of 365%, (iii) weighted average risk free interest rate of approximately 3.5% and (iv) average expected useful life of 4 years. There were no options granted during fiscal 2001.


--------------------------------------------------------------------------------
Page 28

--------------------------------------------------------------------------------
                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------



8. STOCKHOLDERS' EQUITY (continued)

Warrants
--------

From time to time, the Company issues warrants to employees and to third parties pursuant to various agreements.

During the year ended December 31, 2001, the Company issued warrants to purchase 500,000 shares of the Company's common stock in connection with convertible debentures (see Note 6). The exercise price of the warrants is approximately $0.03 per share (the fair market value of the Company's common stock on the date of grant) and vested immediately. The warrants expire five years from the date of issuance.

In January 2002, the Company issued warrants to purchase 300,000 shares of the Company's common stock to two directors. The exercise price of the warrants is $0.02 per share (the fair market value of the Company's common stock on the date of grant) and vested immediately. The warrants expire five years from the date of issuance.

The following represents a summary of warrants outstanding for the years ended December 31, 2002 and 2001:



                                   Year Ended December 31,       Year Ended December 31,
                                           2002                          2001
                                 ---------------------------   ---------------------------

                                                 Weighted                      Weighted
                                                  Average                       Average
                                   Warrants       Price          Warrants        Price
                                 -----------   -------------   -----------   -------------

Outstanding, beginning of year    8,346,000       $  0.25       7,846,000      $   0.27

Granted                             300,000          0.02         500,000          0.03

Exercised                                -             -               -             -

Cancelled/Terminated                     -             -               -             -
                                 -----------   -------------   -----------   -------------

Balance, end of year              8,646,000       $  0.25       8,346,000      $   0.25
                                 ===========   =============   ===========   =============

Exercisable, end of year          8,646,000       $  0.25       8,346,000      $   0.25
                                 ===========   =============   ===========   =============

Weighted average fair value of warrants
granted                                           $  0.02
                                               =============


--------------------------------------------------------------------------------
Page 29

--------------------------------------------------------------------------------
                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------



8. STOCKHOLDERS' EQUITY (continued)

Warrants (continued)
--------------------

4,650,000 of the warrants outstanding at December 31, 2002 have exercise prices ranging from $0.02 per share to $0.15 per share, with a weighted average exercise price of $0.13 and a weighted average remaining contractual life of
1.88 years. 3,941,000 of the outstanding warrants have exercise prices ranging from $0.34 per share to $0.43 per share, with a weighted average exercise price of $0.37 and a weighted average remaining contractual life of 2.68 years. 55,000 of the outstanding warrants have an exercise price of $1.62 per share and a weighted average remaining contractual life of 2.19 years.

The fair value of each warrant granted during fiscal 2002 and 2001 is estimated using the Black-Scholes pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility of 365% and 43%,
(iii) weighted average risk free interest rate of approximately 3.5% and 6%, and
(iv) average expected life of 4 years and 4years, respectively.


9. COMMITMENTS AND CONTINGENCIES

Leases
------

The Company leases the facilities in which it operates. Payments for the office facility approximate $4,300 per month and are currently month-to-month. In addition, during the year ended December 31, 2002, the Company entered into a month-to-month sublease with Biomoda, Inc. (see Note 4), in which the Company is to receive $300 per month.

Rental expense for operating leases approximated $51,000 for the years ended December 31, 2002 and 2001, respectively and approximated $200,000 for the period from May 22, 1996 (inception) through December 31, 2002. Rental income from the sublease to Biomoda, Inc. approximated $2,400 for the year ended
December  31,  2002 and for the period  from May 22,  1996  (inception)  through
December 31, 2002 and has been included in operating expenses in the accompanying statement of operations.

Payroll Taxes
-------------

The Company has recorded an accrual for past due payroll taxes as of December 31, 2002 due to the under-reporting of the Company's payroll tax liability. As a result, the Company has accrued approximately $160,000 (including approximately $20,000 of penalties and interest) under accrued expenses in the accompanying balance sheet at December 31, 2002. The Company expects this matter to be settled and the related accrual paid by December 2003.



--------------------------------------------------------------------------------
Page 30

--------------------------------------------------------------------------------
                        Advanced Optics Electronics, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------



9. COMMITMENTS AND CONTINGENCIES (continued)

Settlement Agreement
--------------------

In August 2002, the Company entered into a settlement agreement with a former employee in which the Company is obligated to pay up to $75,000 contingent upon milestones from sales of the Company's common stock for cash, as defined.

Legal
-----

The Company may be involved from time to time in various claims, lawsuits, disputes with third parties, actions involving allegations or discrimination or breach of contract actions incidental in the normal operations of the business. The Company is currently not involved in any such litigation, which management believes could have a material adverse effect on its financial position or result of operations.


10. SUBSEQUENT EVENTS

Subsequent to December 31, 2002, the Company issued approximately 196,000,000 shares of common stock. The subsequent share issuances consist of approximately 146,000,000 shares for cash and approximately 50,000,000 shares in connection with the conversion of debentures.

Subsequent to December 31, 2002, the Company made payments on notes payable of approximately $28,000. Therefore, the outstanding balance on notes payable at March 31, 2003 approximated $10,000.

--------------------------------------------------------------------------------
Page 31