Form 10QSB
period 2003-03-31
ADVANCED OPTICS ELECTRONICS INC
filed 2003-05-15
CIK 1020657

U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended: March 31, 2003


                           Commission file No.0-24511
                                              -------


                        ADVANCED OPTICS ELECTRONICS, INC.
                        ---------------------------------
           (Name of small business issuer as specified in its charter)

        Nevada                                            88-0365136
        ------                                            ----------
(State of incorporation)                       (IRS Employer Identification No.)

           8301 Washington NE, Suite 5, Albuquerque, New Mexico 87113
           -----------------------------------------------------------
           (Address of principal executive offices including zip code)

           Issuer's telephone number:                   (505) 797-7878

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X    No
                                                             ---     ---

The number of issuer's shares of Common Stock outstanding as of March 31, 2003 was 936,802,960

Transitional Small Business Disclosure Format (check one): Yes     No X
                                                              ---    ---

PART I:  FINANCIAL INFORMATION
ITEM 1:  Financial Statements




                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                             CONDENSED BALANCE SHEET
                                 March 31, 2003
--------------------------------------------------------------------------------
                                 ASSETS
Current Assets
    Cash                                                   $   138,203
                                                           ------------
    Costs and estimated earnings in excess
      of billings on uncompleted contract                    1,990,852
    Allowance for loss on contract                          (1,255,000)
                                                           ------------
                                                               735,852
    Other current assets                                        36,833
                                                           ------------

       Total current assets                                    910,888

Property and Equipment, net                                    107,582

Other Assets
    Intangible assets, net                                      11,242
    Investment in Biomoda, Inc.                                 63,531
    Notes receivable from related parties                       49,890
                                                           ------------
                                                               124,663

                                                           $ 1,143,133
                                                           ============

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Accounts payable                                       $   132,817
    Accrued expenses                                           277,547
    Notes payable                                               10,152
    Convertible debentures                                   1,192,676
                                                           ------------

       Total current liabilities                             1,613,192
                                                           ------------

Commitments and Contingencies

Stockholders' Deficit
    Preferred stock, $0.001 par value,
      10,000,000 shares authorized;
      no shares issued and outstanding                               -
    Common stock, $0.001 par value,
      1,500,000,000 shares authorized;
      936,802,960 shares issued and outstanding                936,803
    Treasury stock, at cost                                     (6,634)
    Notes receivable officer                                  (313,022)
    Additional paid in capital                              10,188,086
    Deficit accumulated during the development stage       (11,275,292)
                                                           ------------

       Total stockholders' deficit                            (470,059)
                                                           ------------

                                                           $ 1,143,133
                                                           ============

--------------------------------------------------------------------------------
Page 2   See accompanying notes to these condensed financial statements.

                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
  For the Three Month Periods Ended March 31, 2003 and 2002 and For The Period
              From May 22, 1996 (Inception) Through March 31, 2003
--------------------------------------------------------------------------------------------------------------------

                                                                                             May 22, 1996
                                                                                              (Inception)
                                                                                               Through
                                                                                               March 31,
                                                             2003               2002             2003
                                                         -------------     -------------     -------------

CONTRACT REVENUES                                        $          -      $          -      $          -

OPERATING EXPENSES
    General and administrative                               (335,919)         (365,114)       (7,148,013)
    Research and development                                  (13,549)          (23,601)       (1,345,622)
    Asset impairment                                                -                 -          (227,570)
                                                         -------------     -------------     -------------
                                                             (349,468)          (388,715)       (8,721,205)

ESTIMATED LOSS ON CONTRACT                                    (50,000)                 -        (1,255,000)
                                                         -------------     -------------     -------------

OPERATING LOSS                                               (399,468)         (388,715)       (9,976,205)
                                                         -------------     -------------     -------------

OTHER (EXPENSE) INCOME
    Interest income                                             4,120             4,704            75,502
    Gain (loss) on marketable equity securities                     -                 -           (29,368)
    Other investment gains                                          -                 -            59,784
    Loss from investment in Biomoda, Inc.                      (1,634)                -          (291,384)
    Gain (loss) on disposal of assets                               -            10,000            (4,306)
    Interest expense                                           (2,226)          (34,050)       (1,046,295)
                                                         -------------     -------------     -------------
                                                                  260           (19,346)       (1,236,067)
                                                         -------------     -------------     -------------

NET LOSS BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE                               (399,208)         (408,061)      (11,212,272)

CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                                -                 -           (63,020)
                                                         -------------     -------------     -------------

NET LOSS                                                 $   (399,208)     $   (408,061)     $(11,275,292)
                                                         =============     =============     =============

Basic and diluted net loss before cumulative effect
of change in accounting principle available to
common shareholder per common share                      $     (0.001)     $     (0.004)     $      (0.04)

Cumulative effect of change in accounting principle                 -                 -                 -
                                                         -------------     -------------     -------------

Basic and diluted net loss available to common
shareholder per common share                             $     (0.001)     $     (0.004)     $      (0.04)
                                                         =============     =============     =============
Basic and diluted weighted average common shares
  outstanding                                             788,678,586       103,737,280       297,914,265
                                                         =============     =============     =============

----------------------------------------------------------------------------------------------------------
Page 3   See accompanying notes to these condensed financial statements.


                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
  For The Three Month Periods Ended March 31, 2003 and 2002 and For the Period
              From May 22, 1996 (Inception) Through March 31, 2003

--------------------------------------------------------------------------------------------------------------------

                                                                                             May 22, 1996
                                                                                              (Inception)
                                                                                                Through
                                                                                               March 31,
                                                              2003              2002             2003
                                                         -------------     -------------     -------------
Cash flows from operating activities:
   Net loss                                              $   (399,208)     $   (408,061)     $(11,275,292)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Intrinsic value of conversion features                        -                 -           610,603
      Write off of organization costs                               -                 -            63,020
      Amortization of discount on convertible
       notes and preferred stock                                    -                 -           295,209
      Loss on marketable securities                                 -                 -            29,368
      Loss (gain) on disposal of assets                             -           (10,000)            4,306
      Loss on investment in Biomoda, Inc.                       1,634                 -           291,384
      Issuance of common stock for services                   211,371           263,650         4,738,702
      Issuance of notes payable for services                        -                 -            50,000
      Increase in excess of costs and earnings
       over billings on uncompleted contract                 (110,503)          (85,811)       (1,990,852)
      Increase in allowance for loss on contract               50,000                 -         1,255,000
      Interest accrued on convertible debentures                    -            30,167           228,446
      Interest earned on note receivable from
       stockholder and related parties                         (4,120)                -           (19,546)
      Depreciation and amortization                            21,835            23,446           559,795
      Bad debt expense                                              -                 -            15,000
      Asset impairment                                              -                 -           227,570
      Other non-cash expenses                                       -                 -            33,447
      Accrued interest                                              -                 -            30,667
   Changes in operating assets and liabilities:
      Increase in other current assets                              -            (4,702)          (36,833)
      Increase in accounts payable and accrued expenses      (102,478)           50,747           410,364
                                                         -------------     -------------     -------------

   Net cash used in operating activities                     (331,469)         (140,564)       (4,479,642)
                                                         -------------     -------------     -------------

Cash flows from investing activities:
   Purchases of property and equipment                              -                 -          (389,832)
   Proceeds from sale of property and equipment                     -            10,000            23,800
   Investment in Biomoda, Inc.                                      -                 -          (383,845)
   Proceeds from sale of Biomoda, Inc. stock                        -            11,250            28,930
   Advances to Biomoda, Inc.                                  (11,458)                -           (49,890)
   Sale of marketable securities                                    -                 -            40,665
   Purchases of marketable securities                               -                 -           (70,034)
   Decrease in certificates of deposit                              -                 -                 -
   Purchase of other assets                                         -                 -          (245,579)
                                                         -------------     -------------     -------------

   Net cash used in investing activities                      (11,458)           21,250        (1,045,785)
                                                         -------------     -------------     -------------

--------------------------------------------------------------------------------------------------------------------

Page 4   See accompanying notes to these condensed financial statements.

                       ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                  CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
  For The Three Month Periods Ended March 31, 2003 and 2002 and For the Period
              From May 22, 1996 (Inception) Through March 31, 2003

--------------------------------------------------------------------------------------------------------------------

                                                                                             May 22, 1996
                                                                                              (Inception)
                                                                                                Through
                                                                                               March 31,
                                                              2003              2002             2003
                                                         -------------     -------------     -------------
Cash flows from financing activities:
   Principal repayments on notes payable
     and capital leases                                       (27,958)           (1,889)         (259,835)
   Proceeds from notes payable                                      -                             622,776
   Issuance of common stock for cash                          468,230            48,041         4,642,102
   Increase in note receivable stockholder                          -                             (49,890)
   Proceeds from sale of treasury stock                             -             6,679           120,606
   Purchase of treasury stock                                       -              (170)         (154,710)
   Proceeds from issuance of convertible debt                       -                           1,060,000
   Principal repayments on convertible debt                    (9,000)                -           (22,451)
                                                         -------------     -------------     -------------

     Net cash provided by financing activities                431,272           52,661         5,958,598
                                                         -------------     -------------     -------------

Net increase (decrease) in cash                                88,345           (66,653)          433,171

Cash at beginning of period                                    49,858            90,863                 -
                                                         -------------     -------------     -------------

Cash at end of period                                    $    138,203      $     24,210      $    433,171
                                                         =============     =============     =============

See  accompanying  notes to the condensed  financial  statements  for additional information  relating to non-cash investing and financing  activities during the three months ended March 31, 2003 and 2002.

--------------------------------------------------------------------------------------------------------------------
Page 5   See accompanying notes to these condensed financial statements.

MANAGEMENTS REPRESENTATION:

The management of Advanced Optics Electronics, Inc. (the "Company") without audit has prepared the condensed financial statements included herein. The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the condensed financial statements have been included and were of a normal recurring nature, and the accompanying condensed financial statements present fairly the financial position as of March 31, 2003, and the results of operations for the three months ended March 31, 2003 and 2002 and cash flows for the three months ended March 31, 2003 and 2002.

It is suggested that these financial statements be read in conjunction with the audited financial statements and notes for the year ended December 31, 2002, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2003. The interim results are not necessarily indicative of the results for a full year.


1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations
-------------------------------------

Advanced Optics Electronics, Inc. (the "Company") is a development stage technology company with its principal focus on the development and production of large-scale flat panel displays and trades on the OTC Bulletin Board under the symbol "ADOT" The market for the large-scale flat panel displays will include advertising billboards, flat panel computer monitors and cockpit displays. The Company plans to focus on producing and selling the large-scale flat panel displays for outdoor advertising billboards.

The Company has obtained a contract to produce two outdoor advertising billboards using its flat panel display technology. This is the first commercial application of the Company's technology. The success of the Company will depend on its ability to commercialize its technology, complete this contract and obtain additional contracts. As of March 31, 2003, completion of this contract was behind schedule.

While management believes the contract will ultimately be completed, there can be no certainty that this will be accomplished because the technology has not yet been used in a commercial application. In addition, the Company may be required to obtain additional capital in order to fund the completion of the contract.

--------------------------------------------------------------------------------
Page 6

-------------------------------------------------

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

Management has taken action to address these matters. They include:

     o Retention of experienced management personnel with particular skills in the development and commercialization of such product.
     o   The Company is aggressively seeking new contracts.
     o The Company has an equity method investment in a start-up company (Biomoda), which management hopes will be profitable. Biomoda, Inc. has filed an SB2 registration statement with the SEC, which is not yet effective.
     o   The Company is seeking investment capital through the public markets.

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

--------------------------------------------------------------------------------
Page 7

-----------------------------------------------

As a result, the accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2003, the Company has negative working capital of $702,304, an accumulated deficit of $11,275,292, losses from operations and lack of operational history, among other matters, which raise substantial doubt about its ability to continue as a going concern.

The condensed financial statements do not include any adjustments related to recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Earnings Per Share
------------------

The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." Under SFAS 128, basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (no shares as of March 31, 2003 and 2002). Because the Company has incurred a net loss in the three month periods ended March 31, 2003 and 2002, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive.

Stock Based Compensation
------------------------

At March 31, 2003, the Company has one stock-based employee compensation plan (the "Plan"). The Company accounts for the Plan under the recognition and measurement principles of APB 25, and related interpretation. No stock-based compensation cost is recognized in net loss. Stock options granted under the Plan have exercise prices equal to the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net income and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

--------------------------------------------------------------------------------
Page 8

------------------------------------

                                                  2003             2002
                                            --------------   --------------

Net loss:
  As reported                               $    (399,208)   $    (408,061)
  Deduct: Total stock-based employee
     compensation expense determined
     under fair value based method
     for all awards                                     -          (30,000)
                                            --------------   --------------
  Pro forma                                 $    (401,691)   $    (438,061)
                                            ==============   ==============

Basic and diluted net loss per share:
  As reported                               $      (0.001)   $      (0.004)
                                            ==============   ==============
  Pro forma                                 $      (0.001)   $      (0.004)
                                            ==============   ==============

The  above  pro  forma  effects  of  applying  SFAS  123  are  not   necessarily
representative of the impact on reported net loss for future years.

Recent Accounting Standards
---------------------------

Recent accounting pronouncements discussed in the notes to the December 31, 2002 audited financial statements, filed previously with the Securities and Exchange Commission in form 10-KSB, that were required to be adopted during the year ending December 31, 2003 did not have a significant impact on the Company's financial statements.


2. STOCKHOLDERS' EQUITY

Common Stock
------------

On March 17, 2003, the Company's Board of Directors authorized the change in the total number of common shares which the Company is authorized to issue from the current authorized of 800,000,000 to 1,500,000,000 common shares.

During the period ended March 31, 2003, the Company sold 213,030,000 shares of common stock for $468,230 in cash; all shares were sold for less than $0.01.

--------------------------------------------------------------------------------
Page 9

------------------------

During the period ended March 31, 2003, the Company issued 70,649,994 shares of common stock for services, which were valued at $211,371 (based on the closing market price on the date of grant, which was less than $0.01). The Company recorded such amounts in the accompanying statement of operations.

During the period ended March 31, 2003, in accordance with the applicable convertible note payable agreement, the Company issued 60,877,063 shares of common stock at conversion prices of less than $0.01 in connection with the conversion of notes payable of approximately $42,841, plus approximately $5,463 of accrued interest.

--------------------------------------------------------------------------------
Page 10

                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF

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

--------------------------------------------------------------------------------
Page 11

Our goal is to create a product line based on technology that is scalable both in terms of size and resolution to meet a wide range of requirements related to site, economics and use from our potential customers. We are also planning to develop a leasing program and an Owned & Operated group.

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

--------------------------------------------------------------------------------
Page 12

We expect our principal source of revenue to be derived from sales of our electronic display product. To date we have recognized limited revenue, but we have developed a functioning prototype and we anticipate sales by the third quarter 2003. The company has set the price for its units at $395,000 and $1,490,000 respectively for its 2 meter x 3 meter and its 3 meter x 8 meter flat panel displays.

The company has completed a marketing film that is being distributed on a national and international basis. The recipients who receive this film are institutional investors and qualified potential buyers of the flat panel displays.

Our operating expenses have increased significantly since our inception, and the rate of increase has risen since last year. This is due to increased engineering and management staff and investments in operating infrastructure. Since our inception we have incurred significant losses and, as of March 31, 2003, had a deficit accumulated during the development stage of $11,275,292.


RESULTS OF OPERATIONS OF THE COMPANY

Due  to  our  limited  operating  history,  we  believe  that   period-to-period
comparisons of our results of operations are not fully meaningful and should not be relied upon as an indication of future performance.

Comparison of the Three-Month Periods Ended March 31, 2003 and 2002
-------------------------------------------------------------------

REVENUE. During the quarter ended March 31, 2001, the Company changed the accounting for our contract to the completed contract method. According to this way of accounting for contracts, we are booking no revenue until the completion of the contract. Please note that the revenue for the period "May 22, 1996 (Inception) Through March 31, 2003" has been restated and is now $0. Billings and collections through March 31, 2003 have totaled $89,873.

PRODUCT DEVELOPMENT. Product development expenses consist primarily of personnel expenses, consulting fees and depreciation of the equipment associated with the development and enhancement of our flat panel displays. Research development and technical costs decreased to $13,549 in the first quarter of 2003 from $23,601 in the first quarter of 2002. These costs have been reduced in an effort to conserve cash and meet the challenges of being a development stage company. However, we believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to increase significantly in future periods. We expense product development costs as they are incurred.

--------------------------------------------------------------------------------
Page 13

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel, general corporate activities, and the depreciation and amortization of office furniture and leasehold improvements. General and administrative costs decreased to $335,919 in the first quarter of 2003 from $365,114 in the first quarter of 2002. We expect general and administrative costs to increase in the future as our business prospects develop and we will require more staff. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

OTHER INCOME (EXPENSE). Other income (expense) consists of interest and other income and expense. Other income (expense) increased to ($260) in the first quarter of 2003 from ($19,346) in the first quarter of 2002 due primarily to less interest expensed related to convertible debentures.

Depreciation remained relatively constant at $17,668 in the first quarter of 2003 and $23,446 in the first quarter of 2002.


LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through the private placement of equity securities and the issuance of convertible debentures. As of March 31, 2003 we have raised net proceeds of approximately $5,500,000.

The cash balance at the end the end of the quarter of $138,203 represents approximately two months of cash operating expenses.

We have also utilized equipment loans and capital lease financing. As of March 31, 2003 we have a balance of approximately $10,000 on the equipment loans.

The Company's holding in Biomoda, Inc may provide additional liquidity. Biomoda is a biomedical development company. The Company's ownership of Biomoda, as of March 31, 2003 was approximately 18.6%.

The Company's relationship to its investment in Biomoda changed during the second quarter of 2002. There is now an active leadership role in Biomoda being provided by John Cousins and Leslie Robins. Biomoda is currently in the process of registering securities under an SB2 that has been filed with the Securities and Exchange Commission but has not yet been declared effective. The Company has gone to the equity method of reporting its investment in Biomoda because of these recent changes in the management relationship between the two companies.

Product development expenditures were $13,549 for the quarter ended March 31, 2003. Funds for operations, product development and capital expenditures were provided from the sale of securities and cash reserves.

--------------------------------------------------------------------------------
Page 14

Management believes that sales of securities, cash reserves and contract revenue will provide adequate liquidity and capital resources to meet the anticipated development stage requirements through the end of the fourth quarter 2003. At that time it is anticipated that sales of flat panel displays will begin and contribute to operating revenues. It is anticipated that these sales will provide the additional capital resources to fund the proportionately higher working capital requirements of production and sales initiatives. The Company currently has no other significant commitments for capital expenditures in 2003.

Going Concern
-------------

The Company's independent certified public accountants have stated in their report included in the Company's 2002 Form 10-KSB, that the Company has incurred operating losses in the last two years, has a working capital deficit and a significant stockholders' deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Inflation
---------

Management believes that inflation has not had a material effect on the Company's results of operations.

Critical Accounting Policies
----------------------------

In December 2001, the SEC requested that all registrants list their three to five most "critical accounting policies" in the MD&A. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the Company's financial condition and results, and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that our following accounting policies fit this definition:

REVENUE RECOGNITION - In accordance with Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," the Company accounts for revenue and costs related to its long-term contract in process by the completed-contract method, whereas during the period from May 22, 1996 (inception) to December 31, 1999, revenue and costs were determined by the percentage-of-completion method. The completed-contract method of accounting was adopted in 2000 due to the Company's uncertainty regarding contract cost estimates. The financial statements of the period from May 22, 1996 (inception) to December 31, 1999, were restated to apply the completed contract method retroactively. The effect of the accounting change had no effect on net loss or loss per share previously reported for 1999 or for the period from May 22, 1996 (inception) to December 31, 1999.

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

--------------------------------------------------------------------------------
Page 15

Costs in excess of amounts billed are classified as current assets under costs and estimated earnings in excess of billings on uncompleted contract.

ESTIMATES - Critical estimates made by management are, among others, estimates for current and deferred taxes, recoverability of intangible assets, collectibility of contract receivable, estimation of costs for long-term contracts, allowance for loss on contracts, recoverability of investment in Biomoda, Inc. and the valuation of other assets. Actual results could materially differ from those estimates.

ITEM 3.  CONTROLS AND PROCEDURES

Within 90 days prior to this report, Management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Exchange Act Rule 13a-14 and 15d-14. Based on the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective to timely alert them to any material information relating to the Company that must be included in the Company's periodic SEC filings. In addition, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.


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

ITEM 2.  CHANGES IN SECURITIES

Common Stock
------------

As of March  31,  2003,  the  status of the  common  stock of the  Company  was:
1,500,000,000 shares authorized and 936,802,960 shares issued and outstanding.

During the period ended March 31, 2003, the Company sold 213,030,000 shares of common stock for $468,230 in cash; all shares were sold for less than $0.01.

--------------------------------------------------------------------------------
Page 16

During the period ended March 31, 2003, the Company issued 70,649,994 shares of common stock for services, which were valued at $211,371 (based on the closing market price on the date of grant, which was less than $0.01). The Company recorded such amounts in the accompanying statement of operations.

During the period ended March 31, 2003, in accordance with the applicable convertible note payable agreement, the Company issued 60,877,063 shares of common stock at conversion prices of less than $0.01 in connection with the conversion of notes payable of approximately $42,841, plus approximately $5,463 of accrued interest.

These transactions were exempt under Section 4(2) of the Securities Act of 1933, as amended. The purchasers were well known to an executive officer of Advanced Optics Electronics, Inc. and each had a net worth or income level to qualify as accredited investors, were experienced in financial and business matters, and no general solicitation was involved in the transaction.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's security holders during the first quarter of fiscal year 2003.

ITEM 5.  OTHER INFORMATION - Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

   99.1 Certification of Leslie S. Robins, Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

   99.2 Certification of John J. Cousins, Chief Financial Officer (Principal Accounting Officer) pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

(a) Reports on Form 8-K

No reports on Form 8-K was filed during the first quarter of 2003.

--------------------------------------------------------------------------------
Page 17

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report on Form 10QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                               Dated: May 14, 2003

                               ADVANCED OPTICS ELECTRONICS, INC.



                              BY:/s/John J. Cousins
                                 ------------------
                              John J. Cousins
                              Vice President of Finance
                              (Principal Accounting Officer)



                              BY:/s/Leslie S. Robins
                                 -------------------
                              Leslie S. Robins
                              Executive Vice President
                              (Principal Executive Officer)

--------------------------------------------------------------------------------
Page 18

                                 CERTIFICATIONS


I, Leslie S. Robins, certify that:

1. I have reviewed this report on Form 10-QSB of Advanced Optics Electronics, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Leslie S. Robins
--------------------
Leslie S. Robins
Chief Executive Officer
(Principal Executive Officer)

--------------------------------------------------------------------------------
Page 19

I, John J. Cousins, certify that:

1. I have reviewed this report on Form 10-QSB of Advanced Optics Electronics, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ John J. Cousins
-------------------
John J. Cousins
Chief Financial Officer
(Principal Accounting Officer)

--------------------------------------------------------------------------------
Page 20

                                                                    EXHIBIT 99.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Advanced Optics Electronics, Inc. Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Leslie S. Robins, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

   (1) Fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

   (2) The information contained in such Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to Advanced Optics Electronics, Inc. and will be retained by Advanced Optics Electronics, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.


/s/ Leslie S. Robins
--------------------
Leslie S. Robins
Chief Executive Officer
(Principal Executive Officer)

May 14, 2003

                                                                    EXHIBIT 99.2

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Advanced Optics Electronics, Inc. Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John J. Cousins, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

   (1) Fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

   (2) The information contained in such Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to Advanced Optics Electronics, Inc. and will be retained by Advanced Optics Electronics, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.


/s/ John J. Cousins
-------------------
John J. Cousins
Chief Financial Officer
(Principal Accounting Officer)

May 14, 2003