Form 10QSB
period 2003-06-30
ADVANCED OPTICS ELECTRONICS INC
filed 2003-08-14
CIK 1020657

U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended: June 30, 2003


                           Commission file No.0-24511
                                              -------


                        ADVANCED OPTICS ELECTRONICS, INC.
           (Name of small business issuer as specified in its charter)

       Nevada                                      88-0365136
(State of incorporation)                 (IRS Employer Identification No.)

           8301 WASHINGTON NE, SUITE 5, ALBUQUERQUE, NEW MEXICO 87113 (Address of principal executive offices including zip code)

Issuer's telephone number:                       (505) 797-7878

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X     No
                                                             ----     ----

The number of issuer's shares of Common Stock outstanding as of June 30, 2003 was 1,624,832,960

Transitional Small Business Disclosure Format (check one): Yes      No X
                                                               ----   ----

PART I:  FINANCIAL INFORMATION
ITEM 1:  Financial Statements


--------------------------------------------------------------------------------

                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                             CONDENSED BALANCE SHEET
                                  June 30, 2003

--------------------------------------------------------------------------------

                                     ASSETS


Current Assets
      Cash                                                          $   188,373
                                                                 ---------------
      Costs and estimated earnings in excess of billings on
      uncompleted contract                                            2,090,442
      Allowance for loss on contract                                 (1,255,000)
                                                                 ---------------
                                                                        835,442
      Other current assets                                               36,833
                                                                 ---------------

           Total current assets                                       1,060,648

Property and Equipment, at cost                                         426,683
      Less accumulated depreciation                                     338,115
                                                                 ---------------
      Property and Equipment, net                                        88,568

Other Assets
      Intangible assets, net                                              7,074
      Patents, net                                                            1
      Investment in Biomoda, Inc.                                        42,565
      Notes receivable from related parties                             201,652
                                                                 ---------------
                                                                        251,292

                                                                    $ 1,400,508
                                                                 ===============


           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
      Accounts payable                                              $   125,973
      Accrued expenses                                                   13,114
      Accrued interest                                                  163,215
      Notes payable                                                       5,347
      Convertible debentures                                          1,138,805
                                                                 ---------------

           Total current liabilities                                  1,446,454
                                                                 ---------------

Commitments and Contingencies

Stockholders' Deficit
      Preferred stock, $0.001 par value, 10,000,000 shares
        authorized; no shares issued and outstanding                          -
      Common stock, $0.001 par value, 1,950,000,000 shares
        authorized; 1,624,832,960 shares issued and outstanding       1,624,833
      Treasury stock, at cost                                            (6,634)
      Notes receivable officer                                         (317,203)
      Additional paid in capital                                     10,239,071
      Deficit accumulated during the development stage              (11,586,013)
                                                                 ---------------

           Total stockholders' deficit                                  (45,946)
                                                                 ---------------

                                                                    $ 1,400,508
                                                                 ===============

--------------------------------------------------------------------------------
Page 2           See accompanying notes to these condensed financial statements.

--------------------------------------------------------------------------------

                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
            For the Three Month Periods Ended June 30, 2003 and 2002

--------------------------------------------------------------------------------

                                                                2003              2002
                                                          ---------------    --------------

CONTRACT REVENUES                                           $          -       $         -

OPERATING EXPENSES
  General and administrative                                    (255,587)          (95,251)
  Research and development                                       (21,462)          (22,908)
  Asset impairment                                                     -                 -
                                                          ---------------    --------------
                                                                (277,049)         (118,159)

ESTIMATED LOSS ON CONTRACT                                             -          (185,000)
                                                          ---------------    --------------

OPERATING LOSS                                                  (277,049)         (303,159)
                                                          ---------------    --------------

OTHER (EXPENSE) INCOME
  Interest income                                                  7,840             3,523
  Gain (loss) on marketable equity securities                          -                 -
  Other investment gains                                               -                 -
  Loss from investment in Biomoda, Inc.                          (20,966)           (7,103)
  Gain (loss) on disposal of assets                                    -                 -
  Interest expense                                               (20,546)          (21,338)
                                                          ---------------    --------------
                                                                 (33,672)          (24,918)
                                                          ---------------    --------------

NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE                                         (310,721)         (328,077)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE                                                              -                 -
                                                          ---------------    --------------

NET LOSS                                                    $   (310,721)      $  (328,077)
                                                          ===============    ==============

Basic and diluted net loss before cumulative effect of
change in accounting principle available to common
shareholder per common share                                           -                 -

Cumulative effect of change in accounting principle                    -                 -
                                                          ---------------    --------------

Basic and diluted net loss available to common                         -                 -
  shareholder per common share                            ===============    ==============


Basic and diluted weighted average common shares
  outstanding                                              1,222,227,575       147,536,223
                                                          ===============    ==============






--------------------------------------------------------------------------------
Page 3           See accompanying notes to these condensed financial statements.

--------------------------------------------------------------------------------

                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
    For the Six Month Periods Ended June 30, 2003 and 2002 and For The Period
               From May 22, 1996 (Inception) Through June 30, 2003

--------------------------------------------------------------------------------

                                                                                            May 22, 1996
                                                                                            (Inception)
                                                                                              Through
                                                                                              June 30,
                                                             2003             2002              2003
                                                        --------------   --------------    --------------

CONTRACT REVENUES                                        $         -      $         -       $         -

OPERATING EXPENSES
  General and administrative                                 (591,506)        (460,365)       (7,403,600)
  Research and development                                    (35,011)         (46,509)       (1,367,084)
  Asset impairment                                                 -                            (227,570)
                                                        --------------   --------------    --------------
                                                             (626,517)        (506,874)       (8,998,254)

ESTIMATED LOSS ON CONTRACT                                    (50,000)        (185,000)       (1,255,000)
                                                        --------------   --------------    --------------

OPERATING LOSS                                               (676,517)        (691,874)      (10,253,254)
                                                        --------------   --------------    --------------
OTHER (EXPENSE) INCOME
  Interest income                                              11,960            8,227            83,342
  Gain (loss) on marketable equity securities                      -                -            (29,368)
  Other investment gains                                           -                -             59,784
  Loss from investment in Biomoda, Inc.                       (22,600)          (7,103)         (312,350)
  Gain (loss) on disposal of assets                                -            10,000            (4,306)
  Interest expense                                            (22,772)         (55,388)       (1,066,841)
                                                        --------------   --------------    --------------
                                                              (33,412)         (44,264)       (1,269,739)
                                                        --------------   --------------    --------------
NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE                                     (709,929)        (736,138)      (11,522,993)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE                                                         -                -            (63,020)
                                                        --------------   --------------    --------------

NET LOSS                                                 $   (709,929)    $   (736,138)     $(11,586,013)
                                                        ==============   ==============    ==============

Basic and diluted net loss before cumulative effect of
  change in accounting principle available to common
  shareholder per common share                                     -      $     (0.010)     $     (0.070)

Cumulative effect of change in accounting principle                -                -                 -
                                                        --------------   --------------    --------------

Basic and diluted net loss available to common
  shareholder per common share                                     -      $     (0.010)     $     (0.070)
                                                        ==============   ==============    ==============

Basic and diluted weighted average common shares
  outstanding                                           1,006,650,730      124,636,280       173,177,853
                                                        ==============   ==============    ==============








--------------------------------------------------------------------------------
Page 4           See accompanying notes to these condensed financial statements.

--------------------------------------------------------------------------------

                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
    For The Six Month Periods Ended June 30, 2003 and 2002 and For the Period
               From May 22, 1996 (Inception) Through June 30, 2003

--------------------------------------------------------------------------------

                                                                                             May 22, 1996
                                                                                              (Inception)
                                                                                                Through
                                                                                                June 30,
                                                                2003             2002             2003
                                                           --------------   --------------   --------------

Cash flows from operating activities:
     Net loss                                               $   (709,929)    $   (736,138)    $(11,586,013)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
        Intrinsic value of conversion features                         -                -          610,603
        Write off of organization costs                                -                -           63,020
        Amortization of discount on convertible notes and
          preferred stock                                              -                -          295,209
        Loss on marketable securities                                  -                -           29,368
        Loss (gain) on disposal of assets                              -          (10,000)           4,306
        Loss on investment in Biomoda, Inc.                       22,600            7,103          312,350
        Issuance of common stock for services                    335,026          285,320        4,752,877
        Issuance of notes payable for services                         -                -           50,000
        Increase in excess of costs and earnings over
          billings on uncompleted contract                      (210,093)        (164,186)      (2,090,442)
        Increase in allowance for loss on contract                50,000          185,000        1,255,000
        Interest accrued on convertible debentures                     -           57,002          228,446
        Interest earned on note receivable from stockholder
          and related parties                                     (8,301)               -          (23,727)
        Depreciation and amortization                             45,016           46,244          582,976
        Bad debt expense                                               -                -           15,000
        Asset impairment                                               -                -          227,570
        Other non-cash expenses                                        -                -          132,119
        Accrued interest                                               -                -           30,667
     Changes in operating assets and liabilities:
        Increase in other current assets                               -           (8,223)         (36,833)
        Decrease in inventory                                          -                -                -
        Increase in accounts payable and accrued expenses       (193,693)          67,010          302,302
                                                           --------------   --------------   --------------

     Net cash used in operating activities                      (669,374)        (270,868)      (4,845,202)
                                                           --------------   --------------   --------------

Cash flows from investing activities:
     Purchases of property and equipment                               -                -         (389,832)
     Proceeds from sale of property and equipment                      -           10,000           23,800
     Investment in Biomoda, Inc.                                       -                -         (383,845)
     Proceeds from sale of Biomoda, Inc. stock                         -           11,250           28,930
     Advances to Biomoda, Inc.                                  (163,220)          (5,050)        (201,652)
     Sale of marketable securities                                     -                -           40,665
     Purchases of marketable securities                                -                -          (70,034)
     Decrease in certificates of deposit                               -                -                -
     Purchase of other assets                                          -                -         (245,579)
                                                           --------------   --------------   --------------

     Net cash used in investing activities                      (163,220)          16,200       (1,197,547)
                                                           --------------   --------------   --------------




--------------------------------------------------------------------------------
Page 5           See accompanying notes to these condensed financial statements.

--------------------------------------------------------------------------------

                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
    For The Six Month Periods Ended June 30, 2003 and 2002 and For the Period
               From May 22, 1996 (Inception) Through June 30, 2003

--------------------------------------------------------------------------------

Cash flows from financing activities:
     Principal repayments on notes payable and
       capital leases                                            (32,763)               -         (264,640)
     Proceeds from notes payable                                       -           (5,383)         622,776
     Issuance of common stock for cash                         1,020,372          180,432        5,194,244
     Increase in notes receivable stockholder                          -                -         (317,203)
     Proceeds from sale of treasury stock                              -            6,679          120,606
     Purchase of treasury stock                                        -           (7,305)        (154,710)
     Proceeds from issuance of convertible debt                        -                -        1,060,000
     Principal repayments on convertible debt                    (16,500)               -          (29,951)
                                                           --------------   --------------   --------------

     Net cash provided by financing activities                   971,109          174,423        6,231,122
                                                           --------------   --------------   --------------

Net increase in cash                                             138,515          (80,245)         188,373

Cash at beginning of period                                       49,858           90,863                -
                                                           --------------   --------------   --------------

Cash at end of period                                       $    188,373     $     10,618     $    188,373
                                                           ==============   ==============   ==============




See accompanying notes to the financial statements for additional information relating to non-cash investing and financing activities during the three month period ended June 30, 2003.



--------------------------------------------------------------------------------
Page 6           See accompanying notes to these condensed financial statements.

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

MANAGEMENTS REPRESENTATION:

The management of Advanced Optics Electronics, Inc. (the "Company") without audit has prepared the condensed financial statements included herein. The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the condensed financial statements have been included and were of a normal recurring nature, and the accompanying condensed financial statements present fairly the financial position as of June 30, 2003, and the results of operations for the six months and three months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002.

It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes for the year ended December 31, 2002, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2003. The interim results are not necessarily indicative of the results for a full year.


1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF OPERATIONS

Advanced Optics Electronics, Inc. (the "Company") is a development stage technology company with its principal focus on the development and production of large-scale flat panel displays and trades on the OTC Bulletin Board under the symbol "ADOT.OB." The market for the large-scale flat panel displays will include advertising billboards, flat panel computer monitors and cockpit displays. The Company plans to focus on producing and selling the large-scale flat panel displays for outdoor advertising billboards.

The Company has obtained a contract to produce two outdoor advertising billboards using its flat panel display technology. This is the first commercial application of the Company's technology. The success of the Company will depend on its ability to commercialize its technology, complete this contract and obtain additional contracts. As of June 30, 2003, completion of this contract was behind schedule.

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

ORGANIZATION AND NATURE OF OPERATIONS (continued)

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

Management has taken action to address these matters. They include:

  o Retention of experienced management personnel with particular skills in the development and commercialization of such product.
  o  The Company is aggressively seeking new contracts.
  o The Company has an equity method investment in a start-up company, which management hopes will be profitable.
  o  The Company is seeking investment capital through the public markets.

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


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

DEVELOPMENT STAGE AND GOING CONCERN (continued)

As a result, the accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2003, the Company has negative working capital of $385,806, a deficit accumulated during the development stage of $11,586,013, losses from operations and lack of operational history, among other matters, which raise substantial doubt about its ability to continue as a going concern.

The condensed financial statements do not include any adjustments related to recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

EARNINGS PER SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." Under SFAS 128, basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (no shares as of June 30, 2003 and 2002). Because the Company has incurred a net loss in the six month and three month periods ended June 30, 2003 and 2002, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive.

STOCK BASED COMPENSATION

At June 30, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations.

No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," as amended to stock-based employee compensation.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

STOCK BASED COMPENSATION (continued)

                                                                   2003                2002
                                                              --------------      --------------
Net loss:
    As reported                                           $       (709,929)     $       (736,138)
    Deduct: Total stock-based employee compensation
          expense determined under fair value based
          method for all awards                                          -               (50,000)
                                                            ----------------       ---------------
    Pro forma                                             $       (709,929)     $       (786,138)
                                                            ================       ===============

Basic and diluted net loss per share:
    As reported                                           $              -      $          (0.07)
                                                            ================       ===============
    Pro forma                                             $              -      $          (0.07)
                                                            ================       ===============

RECENT ACCOUNTING STANDARDS

Recent accounting pronouncements discussed in the notes to the December 31, 2002 audited financial statements, filed previously with the Securities and Exchange Commission in form 10-KSB, that were required to be adopted during the year ending December 31, 2003 did not have a significant impact on the Company's financial statements.


2. STOCKHOLDERS' EQUITY

COMMON STOCK

On June 19, 2003, the Company's Board of Directors authorized the change in the total number of common shares which the Company is authorized to issue from the current authorized of 1,500,000,000 to 1,950,000,000 common shares.

During the three month period ended June 30, 2003, the Company sold 516,430,000 shares of common stock for approximately $550,000 in cash; all shares were sold for less than $0.01.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


2. STOCKHOLDERS' EQUITY (continued)

COMMON STOCK (continued)

During the three month period ended June 30, 2003, the Company issued 106,000,000 shares of common stock for services, which were valued at approximately $125,000 (based on the closing market price on the date of grant, which was less than $0.01). The Company recorded such amounts in the accompanying statement of operations.

During the three month period ended June 30, 2003, in accordance with the applicable convertible note payable agreement, the Company issued 65,600,000 shares of common stock at conversion prices of less than $0.01 in connection with the conversion of notes payable of approximately $63,000, including approximately $17,000 of accrued interest.



















--------------------------------------------------------------------------------

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


                                    OVERVIEW

Advanced Optics Electronics, Inc. is a technology company whose primary focus is the development, production and sales of its electronic flat panel displays. The primary initial product will be marketed to users of outdoor advertising billboards. We believe that our product line has the potential to create a new segment of the outdoor advertising industry. Our systems software and electronic displays represent an innovative approach to advertising that takes advantage of the technological convergence of broadcast and billboard media and the World Wide Web.

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

We expect our principal source of revenue to be derived from sales of our electronic display product. To date we have recognized limited revenue, but we have developed a functioning prototype and we anticipate sales by the fourth quarter 2003. The company has set the price for its units at $395,000 and $1,490,000 respectively for its 2 meter x 3 meter and its 3 meter x 8 meter flat panel displays.

The company has completed a marketing film that is being distributed on a national and international basis. The recipients who receive this film are institutional investors and qualified potential buyers of the flat panel displays.

Our operating expenses have increased significantly since our inception. This is due to increased engineering and management staff and investments in operating infrastructure. Since our inception we have incurred significant losses and, as of June 30, 2003, had a deficit accumulated during the development stage of $11,586,013.


RESULTS OF OPERATIONS OF THE COMPANY

Due  to  our  limited  operating  history,  we  believe  that   period-to-period
comparisons of our results of operations are not fully meaningful and should not be relied upon as an indication of future performance.

Comparison of the Three-Month Periods Ended June 30, 2003 and 2002
------------------------------------------------------------------

Revenue.  During the quarter  ended  March 31,  2001,  the  Company  changed the
--------
accounting for our contract to the completed contract method. According to this way of accounting for contracts, we are booking no revenue until the completion of the contract. Please note that the revenue for the period May 22, 1996 (Inception) Through June 30, 2003 has been restated and is now $0. Billings and collections through June 30, 2003 have totaled $89,873.

Product Development. Product development expenses consist primarily of personnel
--------------------
expenses, consulting fees and depreciation of the equipment associated with the development and enhancement of our flat panel displays. Research development and technical costs decreased slightly to $21,462 in the second quarter of 2003 from $22,908 in the second quarter of 2002. Continued investment in product development is critical to attaining our strategic objectives and, as such, we expect product development expenses to increase significantly in future periods. We expense product development costs as they are incurred.

General and  Administrative.  General  and  administrative  expenses  consist of
----------------------------
expenses for executive and administrative personnel, facilities, professional services, travel, general corporate activities, and the depreciation and amortization of office furniture and leasehold improvements. General and administrative costs increased to $255,587 in the second quarter of 2003 from $95,251 in the second quarter of 2002. We expect general and administrative costs to increase in the future as our business prospects develop and we will require more staff. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

Other Income  (Expense).  Other income (expense)  consists of interest and other
------------------------
income and expense. Other income (expense), net increased to ($33,672) in the second quarter of 2003 from ($24,918) in the second quarter of 2002 due primarily to the impact of our investment in Biomoda. There was a larger loss on our Biomoda Investment due to the increased activity at Biomoda and the related increased expenses.

Comparison of the Six-Month Periods Ended June 30, 2003 and 2002
----------------------------------------------------------------

Product Development. Product development expenses consist primarily of personnel
--------------------
expenses, consulting fees and depreciation of the equipment associated with the development and enhancement of our flat panel displays. Research development and technical costs decreased to $35,011 in the first six months of 2003 from $46,509 in the first six months of 2002. Continued investment in product development is critical to attaining our strategic objectives and, as such, we expect product development expenses to increase significantly in future periods. We expense product development costs as they are incurred.

General and  Administrative.  General  and  administrative  expenses  consist of
----------------------------
expenses for executive and administrative personnel, facilities, professional services, travel, general corporate activities, and the depreciation and amortization of office furniture and leasehold improvements. General and administrative costs increased to $591,506 in the first six months of 2003 from $460,365 in the first six months of 2002. We expect general and administrative costs to increase in the future as our business prospects develop and we will require more staff. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

Other Income  (Expense).  Other income (expense)  consists of interest and other
------------------------
income and expense. Other income (expense), net decreased to ($33,412) in the second quarter of 2003 from ($44,264) in the second quarter of 2002 due primarily to less interest expensed related to convertible debentures. There was a larger loss on our Biomoda Investment due to the increased activity at Biomoda and the related increased expenses.

Depreciation and amortization remained relatively constant at $45,016 in the second quarter of 2003 and $46,244 in the second quarter of 2002.


LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through the private placement of equity securities and the issuance of convertible debentures. As of June 30, 2003 we have raised net proceeds of approximately $7,000,000.

The cash balance at the end of the quarter of $188,373 represents approximately two months of projected cash operating expenses.

We have also utilized equipment loans and capital lease financing. As of June 30, 2003 we have a balance of approximately $5,300 on the equipment loans. The equipment loan was completely paid off with in the first two weeks of the third quarter.

The Company's holding in Biomoda, Inc may provide additional liquidity. Biomoda is a biomedical development company. The Company's ownership of Biomoda, as of June 30, 2003 was approximately 15.9%.

The Company's relationship to its investment in Biomoda changed during the second quarter of 2002. There is now an active leadership role in Biomoda being provided by John Cousins and Leslie Robins, officers of the Company. The Company has gone to the equity method of reporting its investment in Biomoda because of these recent changes in the management relationship between the two companies. Biomoda is currently in the process of raising capital by selling securities under an SB2 that has been filed and declared effective by the Securities and Exchange Commission. The SB2 was declared effective July 11, 2003.

Product development expenditures were $21,462 for the quarter ended June 30, 2003. Funds for operations, product development and capital expenditures were provided from the sale of securities and cash reserves.

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

GOING CONCERN

The Company's independent certified public accountants have stated in their report included in the Company's 2002 Form 10-KSB, that the Company has incurred operating losses in the last two years, has a working capital deficit and a stockholders' deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 3.  CONTROLS AND PROCEDURES

Within 90 days prior to this report, Management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15(c) and 15d-15(c). Based on the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2003, the Company's disclosure controls and procedures are effective to timely alert them to any material information relating to the Company that must be included in the Company's periodic SEC filings. In addition, there have been no significant changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2003 or in other factors that are reasonably likely to significantly affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary. Based on the most recent evaluation as of June 30, 2003, the CEO and CFO have concluded that there are no significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information and such officers have identified no material weaknesses in internal control over financial reporting.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.


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

Item 2.  Changes in securities

Common Stock

As of June  30,  2003,  the  status  of the  common  stock of the  Company  was:
1,950,000,000 shares authorized and 1,624,832,960 shares issued and outstanding.

During the three month period ended June 30, 2003, the Company sold 516,430,000 shares of common stock for $552,142 in cash; all shares were sold for less than $0.01.

During the three month period ended June 30, 2003, the Company issued 106,000,000 shares of common stock for services, which were valued at $123,655 (based on the closing market price on the date of grant, which was less than $0.01).

During the period ended June 30, 2003, in accordance with the applicable convertible note payable agreement, the Company issued 65,600,000 shares of common stock at conversion prices of less than $0.01 in connection with the conversion of notes payable of approximately $63,000, including approximately $17,000 of accrued interest.

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

Item 3.  Defaults upon senior securities - Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company's security holders during the second quarter of fiscal year 2003.

Item 5.  Other Information - Not applicable

Item 6.  Exhibits and Reports on Form 8-K


(a)  Exhibits

31.1 Certification of CEO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

31.2 Certification of CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

32.1 Certification of Leslie S. Robins, Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2  Certification  of John J. Cousins,  Chief  Financial  Officer  (Principal
      Accounting   Officer)  pursuant  to  18  U.S.C.  section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.



(a)  Reports on Form 8-K

No reports on Form 8-K was filed during the second quarter of 2003.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report on Form 10QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                             DATED: AUGUST 14, 2003

                             ADVANCED OPTICS ELECTRONICS, INC.



                             BY:/s/John J. Cousins
                               -------------------
                             John J. Cousins
                             Vice President of Finance
                             (Principal Accounting Officer)



                             BY:/s/Leslie S. Robins
                               --------------------
                             Leslie S. Robins
                             Executive Vice President
                             (Principal Executive Officer)