Form 10QSB
period 2003-09-30
ADVANCED OPTICS ELECTRONICS INC
filed 2003-11-14
CIK 1020657

U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE

                        SECURITIES EXCHANGE ACTS OF 1934


               For the quarterly period ended: September 30, 2003


                           Commission file No.0-24511


                        ADVANCED OPTICS ELECTRONICS, INC.
           (Name of small business issuer as specified in its charter)


                NEVADA                                    88-0365136
       (State of incorporation)                 IRS Employer Identification No.)

           8301 WASHINGTON NE, SUITE 5, ALBUQUERQUE, NEW MEXICO 87113 (Address of principal executive offices including zip code)

         Issuer's telephone number:                     (505) 797-7878

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for each shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes  X     No
                                                                ---       ---

The number of issuer's shares of Common Stock outstanding as of September 30, 2003 was 2,336,982,960

    Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                                  ---     ---

PART I:  FINANCIAL INFORMATION
ITEM 1:  Financial Statements

--------------------------------------------------------------------------------
                       ADVANCED OPTICS ELECTRONICS, INC.
                         (A Development Stage Company)
                            CONDENSED BALANCE SHEET
                               September 30, 2003
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
   Cash                                                            $  1,323,545
   Marketable securities                                                 25,234
   Costs and estimated earnings in excess of billings on
      uncompleted contract                                            2,218,491
   Allowance for loss on contract                                    (1,333,491)
                                                                   ------------
                                                                        885,000
   Other current assets                                                  44,009
                                                                   ------------

      Total current assets                                            2,277,788

PROPERTY AND EQUIPMENT, NET                                              79,862

OTHER ASSETS
   Intangible assets, net                                                 3,605
   Investment in Biomoda, Inc.                                           46,341
   Notes receivable from related parties                                238,312
                                                                   ------------
                                                                        288,258

                                                                   $  2,645,908
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                                $    125,650
   Accrued expenses                                                       4,896
   Accrued interest                                                     152,068
   Notes payable                                                              0
   Convertible debentures                                               979,464
                                                                   ------------

      Total current liabilities                                       1,262,078
                                                                   ============

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Preferred stock, $0.001 par value, 10,000,000
      shares authorized; no shares issued and outstanding                  --
   Common stock, $0.001 par value, 2,500,000,000
      shares authorized; 2,336,982,960 shares issued
      and outstanding                                                 2,336,983
   Treasury stock, at cost                                              (11,434)
   Notes receivable officer                                            (317,203)
   Additional paid in capital                                        11,625,016
   Other compreshenive income                                             4,587
   Deficit accumulated during the development stage                 (12,254,119)
                                                                   ------------

      Total stockholders' deficit                                     1,383,830
                                                                   ------------
                                                                   $  2,645,908
                                                                   ============
--------------------------------------------------------------------------------

 2               See accompanying notes to these condensed financial statements.

--------------------------------------------------------------------------------
                       ADVANCED OPTICS ELECTRONICS, INC.
                         (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
         For the Three Month Periods Ended September 30, 2003 and 2002
--------------------------------------------------------------------------------


                                                                               2003                    2002
                                                                          --------------          ------------
CONTRACT REVENUES                                                         $         --            $       --

OPERATING EXPENSES
   General and administrative                                                   (561,789)             (180,516)
   Research and development                                                      (94,077)              (21,660)
   Asset impairment                                                                 --                    --
                                                                          --------------          ------------
                                                                                (655,866)             (202,176)

ESTIMATED LOSS ON CONTRACT                                                          --                    --
                                                                          --------------          ------------

OPERATING LOSS                                                                  (655,866)             (202,176)
                                                                          --------------          ------------
OTHER (EXPENSE) INCOME
   Interest income                                                                  --                   3,370
   Gain (loss) on marketable equity securities                                     2,041                  --
   Other investment gains                                                           --                    --
   Gain (loss) on sale of treasury stock                                          31,707                  --
   Loss from investment in Biomoda, Inc.                                           3,776                (1,158)
   Gain (loss) on disposal of assets                                                --                    --
   Interest expense                                                              (49,764)              (22,434)
                                                                          --------------          ------------
                                                                                 (12,240)              (20,222)
                                                                          --------------          ------------

NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE                                                      (668,106)             (222,398)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE                                                                        --                    --
                                                                          --------------          ------------

NET LOSS                                                                  $     (668,106)         $   (222,398)
                                                                          ==============          ============

Basic and diluted net loss before cumulative effect of change in accounting principle available to common shareholder
   per common share                                                       $        (0.00)         $      (0.00)

Cumulative effect of change in accounting principle                                 --                    --
                                                                          --------------          ------------
Basic and diluted net loss available to common shareholder
per common share                                                          $        (0.00)         $      (0.00)
                                                                          --------------          ------------
Basic and diluted weighted average common shares
   outstanding                                                             2,015,908,862           229,261,072
                                                                          ==============          ============

--------------------------------------------------------------------------------
3                See accompanying notes to these condensed financial statements.

--------------------------------------------------------------------------------
                       ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
For the Nine Month Periods Ended September 30, 2003 and 2002 and For The Period
            From May 22, 1996 (Inception) Through September 30, 2003
--------------------------------------------------------------------------------

                                                                                                                        May 22, 1996
                                                                                                                        (Inception)
                                                                                                                          Through
                                                                                                                       September 30,
                                                                      2003                       2002                      2003
                                                                 --------------              ------------              ------------
CONTRACT REVENUES                                                $         --                $       --                $       --

OPERATING EXPENSES
   General and administrative                                        (1,153,295)                 (640,881)               (7,965,389)
   Research and development                                            (129,088)                  (68,169)               (1,461,161)
   Asset impairment                                                        --                        --                    (227,570)
                                                                 --------------              ------------              ------------
                                                                     (1,282,383)                 (709,050)               (9,654,120)

ESTIMATED LOSS ON CONTRACT                                              (50,000)                 (185,000)               (1,255,000)
                                                                 --------------              ------------              ------------

OPERATING LOSS                                                       (1,332,383)                 (894,050)              (10,909,120)
                                                                 --------------              ------------              ------------
OTHER (EXPENSE) INCOME
   Interest income                                                       11,960                    11,597                    83,342
   Gain (loss) on marketable equity securities                            2,041                      --                     (27,327)
   Other investment gains                                                  --                        --                      59,784
   Gain (loss) on sale of treasury stock                                 31,707                      --                      31,707
   Loss from investment in Biomoda, Inc.                                (18,824)                   (8,261)                 (308,574)
   Gain (loss) on disposal of assets                                       --                      10,000                    (4,306)
   Interest expense                                                     (72,536)                  (77,822)               (1,116,605)
                                                                 --------------              ------------              ------------
                                                                        (45,652)                  (64,486)               (1,281,979)
                                                                 --------------              ------------              ------------
NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE                                           (1,378,035)                 (958,536)              (12,191,099)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE                                                               --                        --                     (63,020)
                                                                 --------------              ------------              ------------
NET LOSS                                                         $   (1,378,035)             $   (958,536)             $(12,254,119)
                                                                 ==============              ============              ============

Basic and diluted net loss before cumulative effect of change in accounting principle available to common shareholder
   per common share                                              $        (0.00)             $      (0.01)             $      (0.04)

Cumulative effect of change in accounting principle                        --                        --                        --
                                                                 --------------              ------------              ------------
Basic and diluted net loss available to common shareholder
   per common share                                              $        (0.00)             $      (0.01)             $      (0.04)
                                                                 ==============              ============              ============
Basic and diluted weighted average common shares
outstanding                                                       1,340,815,254               185,462,129               316,836,630
                                                                 ==============              ============              ============

--------------------------------------------------------------------------------
4                See accompanying notes to these condensed financial statements.

--------------------------------------------------------------------------------
                       ADVANCED OPTICS ELECTRONICS, INC.
                         (A Development Stage Company)
                      CONDENSED STATEMENTS OF CASH FLOWS
For The Nine Month Periods Ended September 30, 2003 and 2002 and For the Period
            From May 22, 1996 (Inception) Through September 30, 2003
--------------------------------------------------------------------------------


                                                                                                           May 22, 1996
                                                                                                           (Inception)
                                                                                                              Through
                                                                                                           September 30,
                                                                       2003                2002                2003
                                                                    -----------         ----------         ------------
Cash flows from operating activities:
   Net loss                                                         $(1,378,035)        $ (958,536)        $(12,254,119)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Intrinsic value of conversion features                               --                 --                610,603
      Write off of organization costs                                      --                 --                 63,020
      Amortization of discount on convertible notes and
       preferred stock                                                     --                 --                295,209
      Loss on marketable securities                                      (2,041)              --                 27,327
      Loss (gain) on disposal of assets                                    --              (10,000)               4,306
      Loss (gain) on sale of treasury stock                             (31,707)              --                (31,707)
      Loss on investment in Biomoda, Inc.                                18,824              8,261              308,574
      Issuance of common stock for services                             743,861            396,581            5,161,712
      Issuance of notes payable for services                               --                 --                 50,000
      Increase in excess of costs and earnings over billings
       on uncompleted contract                                         (338,142)          (228,666)          (2,218,491)
      Increase in allowance for loss on contract                        128,491            185,000            1,333,491
      Interest accrued on convertible debentures                           --               82,848              228,446
      Interest earned on note receivable from stockholder and
       related parties                                                   (8,301)              --                (23,727)
      Depreciation and amortization                                      68,041             69,086              606,001
      Bad debt expense                                                     --               17,680               15,000
      Asset impairment                                                     --                 --                227,570
      Other non-cash expenses                                              --                 --                132,119
      Accrued interest                                                     --                 --                 30,667
      Changes in operating assets and liabilities:
      Increase in other current assets                                   (7,176)           (11,746)             (44,009)
      Decrease ininventory                                                 --                 --                   --
      Increase in accounts payable and accrued expenses                (156,239)            69,835              339,756
                                                                    -----------         ----------         ------------

   Net cash used in operating activities                               (962,424)          (379,657)          (5,138,252)
                                                                    -----------         ----------         ------------
Cash flows from investing activities:
   Purchases of property and equipment                                  (10,849)              --               (400,681)
   Proceeds from sale of property and equipment                            --               10,000               23,800
   Investment in Biomoda, Inc.                                             --                 --               (383,845)
   Proceeds from sale of Biomoda, Inc. stock                               --               11,250               28,930
   Advances to Biomoda, Inc.                                           (199,880)           (13,720)            (238,312)
   Proceeds from the sale of marketable securities                       10,412               --                 51,077
   Purchases of marketable securities                                   (29,018)              --                (99,052)
   Decrease in certificates of deposit                                     --                 --                   --
   Purchase of other assets                                                --                 --               (245,579)
                                                                    -----------         ----------         ------------

   Net cash (used in) provided by investing activities                 (229,335)             7,530           (1,263,662)
                                                                    -----------         ----------         ------------

--------------------------------------------------------------------------------
5                See accompanying notes to these condensed financial statements.

--------------------------------------------------------------------------------
                       ADVANCED OPTICS ELECTRONICS, INC.
                         (A Development Stage Company)
                      CONDENSED STATEMENTS OF CASH FLOWS (CONT'D)
For The Nine Month Periods Ended September 30, 2003 and 2002 and For the Period
            From May 22, 1996 (Inception) Through September 30, 2003
--------------------------------------------------------------------------------


Cash flows from financing activities:
   Principal repayments on notes payable and capital leases             (38,110)           (10,888)            (269,987)
   Proceeds from notes payable                                             --                 --                622,776
   Issuance of common stock for cash                                  2,476,649            292,576            6,650,521
   Increase in notes receivable stockholder                                --                 --               (317,203)
   Proceeds from sale of treasury stock                                  56,553              7,829              177,159
   Purchase of treasury stock                                           (29,646)            (8,253)            (184,356)
   Proceeds from issuance of convertible debt                              --                 --              1,060,000
   Principal repayments on convertible debt                                --                 --                (13,451)
                                                                    -----------         ----------         ------------

   Net cash provided by financing activities                          2,465,446            281,264            7,725,459
                                                                    -----------         ----------         ------------
Net increase (decrease) in cash                                       1,273,687            (90,863)           1,323,545

Cash at beginning of period                                              49,858             90,863                 --
                                                                    -----------         ----------         ------------

Cash at end of period                                               $ 1,323,545         $     --           $  1,323,545
                                                                    ===========         ==========         ============

See accompanying notes to the condensed financial statements for additional information relating to non-cash investing and financial activities during the three month period ended September 30, 2003.

--------------------------------------------------------------------------------
6                See accompanying notes to these condensed financial statements.

MANAGEMENTS REPRESENTATION:

The management of Advanced Optics Electronics, Inc. (the "Company") without audit has prepared the condensed financial statements included herein. The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the condensed financial statements have been included and were of a normal recurring nature, and the accompanying condensed financial statements present fairly the financial position as of September 30, 2003, and the results of operations for the nine months and three months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002.

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


1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations
-------------------------------------

Advanced Optics Electronics, Inc. (the "Company") is a development stage technology company with its principal focus on the development and production of large-scale flat panel displays and trades on the OTC Bulletin Board under the symbol "ADOT." The market for the large-scale flat panel displays will include advertising billboards, flat panel computer monitors and cockpit displays. The Company plans to focus on producing and selling the large-scale flat panel displays for outdoor advertising billboards.

The Company has obtained a contract to produce two outdoor advertising billboards using its flat panel display technology. This is the first commercial application of the Company's technology. The success of the Company will depend on its ability to commercialize its technology, complete this contract and obtain additional contracts. As of September 30, 2003, completion of this contract was behind schedule.

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

As a result, the accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2003, a deficit accumulated during the development stage of $12,254,119 losses from operations and lack of operational history, among other matters, which raise substantial doubt about its ability to continue as a going concern.

-----------------------------------------------

The condensed financial statements do not include any adjustments related to recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Stock Based Compensation
------------------------

At September 30, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations.

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


                                                              2003            2002
                                                          ------------    -----------
Net loss:
    As reported                                          $ (1,378,035)     $(958,536)
    Deduct: Total stock-based employee compensation
          expense determined under fair value based
          method for all awards                                  --           (7,500)
                                                         ------------      ---------
    Pro forma                                            $ (1,378,035)     $(966,036)
                                                         ============      =========
Basic and diluted net loss per share:
    As reported                                          $       --        $   (0.01)
                                                         ============      =========
    Pro forma                                            $       --        $   (0.01)
                                                         ============      =========

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Standards
---------------------------

Recent accounting pronouncements discussed in the notes to the December 31, 2002 audited financial statements, filed previously with the Securities and Exchange Commission in form 10-KSB, that were required to be adopted during the period ending September 30, 2003 did not have a significant impact on the Company's condensed financial statements.


2. STOCKHOLDERS' EQUITY

Common Stock
------------

On August 12, 2003, the Company's Board of Directors authorized the change in the total number of common shares, which the Company is authorized to issue from the current authorized of 1,950,000,000 to 2,500,000,000 common shares.

During the three month period ended September 30, 2003, the Company sold 467,650,000 shares of common stock for approximately $1,456,000 in cash; all shares were sold for less than $0.01.

During the three month period ended September 30, 2003, the Company issued 114,500,000 shares of common stock for services, which were valued at approximately $409,000 (based on the closing market price on the date of grant, which was less than $0.01). The Company recorded such amounts in the accompanying condensed statement of operations.

During the three month period ended September 30, 2003, in accordance with the applicable convertible note payable agreement, the Company issued 130,000,000 shares of common stock at conversion prices of less than $0.01 in connection with the conversion of notes payable principal of approximately $177,000 and approximately $50,000 of accrued interest.

Treasury Stock
--------------

During  the nine month  period  ended  September  30,  2003,  the  Company  sold
9,950,000 shares of treasury stock for approximately $57,000 in cash. The related gain of approximately $32,000 was recorded in the accompanying statements of operations.

Subsequent Event
----------------

In November 2003, the Company reduced the carrying value of its' convertible debentures by approximately $ 450,000 of principal and accrued interest. Such reduction consisted of the payment of approximately $256,000 in cash, the issuance of approximately 35,000,000 shares of common stock (Valued at approximately $145,000 based on the market price on the date of grant) and a forgiveness of approximately $49,000. The net effect has been to reduce the outstanding debentures by approximately 41%.


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

PROPRIETARY BILLBOARD SOFTWARE CAPABILITIES ARE:
     o    Manage and update display content remotely
     o    Works with all image file formats and digital vide editors
     o    Secure Internet or WAN  communications
     o    WEB-based status monitoring
     o    Provides time, temperature and other dynamic content inserts

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

We expect our principal source of revenue to be derived from sales of our electronic display product. To date we have recognized limited revenue, but we have developed a functioning prototype and we anticipate sales by the second quarter 2004. The company has set the price for its units at $395,000 and $1,490,000 respectively for its 2-meter x 3 meter and its 3-meter x 8-meter flat panel displays.

The company has completed a marketing film that is being distributed on a national and international basis. The recipients who receive this film are institutional investors and qualified potential buyers of the flat panel displays.

Our operating expenses have increased significantly since our inception. This is due to increased engineering and management staff and investments in operating infrastructure. Since our inception we have incurred significant losses and, as of September 30, 2003 had a deficit accumulated during the development stage of $12,254,119

RESULTS OF OPERATIONS OF THE COMPANY

Due  to  our  limited  operating  history,  we  believe  that   period-to-period
comparisons of our results of operations are not fully meaningful and should not be relied upon as an indication of future performance.

Comparison of the Three-month Periods Ended September 30, 2003 and 2002
-----------------------------------------------------------------------

REVENUE. During the quarter ended March 31, 2001, the Company changed the accounting for our contract to the completed contract method. According to this way of accounting for contracts, we are booking no revenue until the completion of the contract. Please note that the revenue for the period May 22, 1996 (Inception) Through September 30, 2003 has been restated and is now $0. Billings and collections through September 30, 2003 have totaled $89,873.

PRODUCT DEVELOPMENT. Product development expenses consist primarily of personnel expenses, consulting fees and depreciation of the equipment associated with the development and enhancement of our flat panel displays. Research development and technical costs increased to $94,077 in the third quarter of 2003 from $21,660 in the third quarter of 2002. Continued investment in product development is critical to attaining our strategic objectives and, as such, we expect product development expenses to increase significantly in future periods. We expense product development costs as they are incurred.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel, general corporate activities, and the depreciation and amortization of office furniture and leasehold improvements. General and administrative costs increased to $561,789 in the third quarter of 2003 from $180,516 in the third quarter of 2002. We expect general and administrative costs to increase in the future as our business prospects develop and we will require more staff. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

OTHER INCOME (EXPENSE). Other income (expense) consists of interest and other income and expense. Other income (expense), net decreased to ($12,240) in the third quarter of 2003 from ($20,222) in the third quarter of 2002 due primarily to the additional interest expense, recognized during the period, partially offset by the gain on the sales of treasury stock.

Comparison of the Nine-month Periods Ended September 30, 2003 and 2002
----------------------------------------------------------------------

PRODUCT DEVELOPMENT. Product development expenses consist primarily of personnel expenses, consulting fees and depreciation of the equipment associated with the development and enhancement of our flat panel displays. Research development and technical costs increased to $129,088 in the first nine months of 2003 from $68,169 in the first nine months of 2002. Continued investment in product development is critical to attaining our strategic objectives and, as such, we expect product development expenses to increase significantly in future periods. We expense product development costs as they are incurred.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel, general corporate activities, and the depreciation and amortization of office furniture and leasehold improvements. General and administrative costs increased to $1,153,295 in the first nine months of 2003 from $640,881 in the first nine months of 2002. We expect general and administrative costs to increase in the future as our business prospects develop and we will require more staff. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

OTHER INCOME (EXPENSE). Other income (expense) consists of interest and other income and expense. Other income (expense), net decreased to ($45,652) in the third quarter of 2003 from ($64,486) in the third quarter of 2002 due primarily to gain on sale of treasury stock. There was a larger loss on our Biomoda Investment due to the increased activity at Biomoda and the related increased expenses.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through the private placement of equity securities and the issuance of convertible debentures. As of September 30, 2003 we have raised net proceeds of approximately $8,500,000.

The  cash  balance  at  the  end  of  the  quarter  of   $1,323,545   represents
approximately twelve months of cash operating expenses.

Subsequent to the end of the third quarter 2003, the Company has retired approximately 41% of its Convertible Debentures.

We have also utilized equipment loans and capital lease financing. The equipment loan was completely paid off with in the first two weeks of the third quarter.

The Company's holding in Biomoda, Inc may provide additional liquidity. Biomoda is a biomedical development company. The Company's ownership of Biomoda, as of September 30, 2003 was approximately 15.9%.

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

Product development expenditures were $94,077 for the quarter ended September 30, 2003. Funds for operations, product development and capital expenditures were provided from the sale of securities and cash reserves.

Management believes that sales of securities, cash reserves and contract revenue will provide adequate liquidity and capital resources to meet the anticipated development stage requirements through the end of the second quarter 2004. At that time it is anticipated that sales of flat panel displays will begin and contribute to operating revenues. It is anticipated that these sales will provide the additional capital resources to fund the proportionately higher working capital requirements of production and sales initiatives. The Company currently has no other significant commitments for capital expenditures in 2003.

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

ITEM 3.  CONTROLS AND PROCEDURES

Within 90 days prior to this report, Management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15(c) and 15d-15(c) which includes inquiries made to certain other of our employees. Based on the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective to timely alert them to any material information relating to the Company that must be included in the Company's periodic SEC filings. In addition, there have been no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.

                           PART II. OTHER INFORMATION

Item 1.  Legal proceedings

The company may on occasion be a party to litigation involving claims made by or against the Company arising in the ordinary course of business. The officers and directors know of no legal proceedings pending or contemplated by any person, entity or governmental authority, which would have a material adverse effect on the Company.

Item 2.  Changes in securities

Common Stock
------------

As of  September  30,  2003,  the status of the common stock of the Company was:
2,500,000,000 shares authorized and 2,336,982,960 shares issued and outstanding.

During the three month period ended September 30, 2003, the Company sold 467,650,000 shares of common stock for $1,456,000 in cash; all shares were sold for less than $0.01.

During the three month period ended September 30, 2003, the Company issued 114,500,000 shares of common stock for services, which were valued at $409,000 (based on the closing market price on the date of grant, which was less than $0.01).

During the period ended September 30, 2003, in accordance with the applicable convertible note payable agreement, the Company issued 130,000,000 shares of common stock at conversion prices of less than $0.01 in connection with the conversion of notes payable of approximately $177,000 including approximately $50,000 of accrued interest.

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

Item 3.  Defaults upon senior securities - Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company's security holders during the third quarter of fiscal year 2003.

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

(a)      Reports on Form 8-K

No reports on Form 8-K were filed during the third quarter of 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report on Form 10QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                            DATED: NOVEMBER 14, 2003

                            ADVANCED OPTICS ELECTRONICS, INC.



                            BY: /s/ JOHN J. COUSINS
                            --------------------------------
                            John J. Cousins
                            Vice President of Finance
                            (Principal Accounting Officer)



                            BY: /s/ LESLIE S. ROBINS
                            --------------------------------
                            Leslie S. Robins
                            Executive Vice President
                            (Principal Executive Officer)


17