Form 10KSB
period 2003-12-31
ADVANCED OPTICS ELECTRONICS INC
filed 2004-03-30
CIK 1020657

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003         Commission file No. 0-24511

                        ADVANCED OPTICS ELECTRONIC, INC.
                        --------------------------------
                 (Name of small business issuer in its charter)

         NEVADA                                       88-0365136
         ------                                       ----------
(State of incorporation)                    (IRS Employer Identification No.)

           8301 WASHINGTON NE, SUITE 5, ALBUQUERQUE, NEW MEXICO 87113
           ----------------------------------------------------------
           (Address of principal executive offices including zip code)

Issuer's telephone number, including area code:                  (505) 797-7878

Securities registered under Section 12(b) of the Exchange Act:    NONE

Securities registered under Section 12(g) of the Exchange Act:  COMMON STOCK,
                                                               $.001 PAR VALUE
                                                               ----------------
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

The aggregate market value of the voting stock held by non-affiliates of the issuer on March 3, 2004 was approximately $50,000,000 based upon the closing price of such stock on that date of approximately $ 0.02. The number of issuer's shares of Common Stock outstanding including shares issued to affiliates as of March 3, 2004 was 2,917,736,349.

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

                                TABLE OF CONTENTS

Forward Looking Statements

                                     PART I

Item 1.  Description of Business
Item 2.  Description of Property
Item 3.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders

                                     PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Small
           Business Issuer Purchases Equity Securities
Item 6.  Management's Discussion and Analysis or Plan of Operations
Item 7.  Financial Statements
Item 8.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure
Item 8A. Controls and Procedures

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits and Reports on Form 8-K
Item 14. Principal Accountant Fees and Services

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

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

General
-------
Advanced Optics Electronics, Inc. (ADOT-OTC BB) (the "Company") is a technology company based in Albuquerque, New Mexico. Its primary focus is the development, production and sales of its novel and innovative electronic flat panel displays. The company maintains an R&D facility and manufacturing plant, and is engaged in building large-scale flat panel displays utilizing its patented technology. The company is currently investigating other applications of this core technology and different products related to optics and image recognition and analysis.

The Company's principal offices are located at 8301 Washington NE, Suite 5, Albuquerque, New Mexico 87113, and its telephone number is (505) 797-7878.

Company  Overview
----------------
We are a developmental stage technology company with our primary focus on the development, production and sales of our large-scale flat panel displays, which utilize our patented technology. We are currently continuing our research, development, prototyping, and manufacturing of our products and the underlying technology. We are in the process of making the transition from a developmental stage company to producing and selling our product line. We plan to focus on producing and selling our large-scale flat panel desplays for the outdoor advertising billboard industry, which will represent the first time that our technology will be available to this industry. There are other applications and technologies that the company has been investigating in the past year using a different approach to our core technical patents.

In addition, there are other markets and applications that represent opportunities for additional sources of business, and we are beginning to explore these markets and applications, such as e-cinema, lighting sources, stadium and sports applications and systems, control and status monitoring.

Company Background
------------------
We were incorporated as a Nevada corporation on May 22, 1996. In November 1996, we acquired all the assets of PLZTech, Inc., including all of its patents and research and development activities. The transaction was accounted for as a purchase, and all assets acquired and liabilities assumed were recorded at their fair market values, as determined in accordance with accounting principles generally accepted in the United States of America. Intangible assets of PLZTech acquired in the purchase transaction were carried at historical book values. Research and development costs of PLZTech were expensed as incurred. PLZTech was incorporated in November 1992 in the state of Colorado and was engaged in the business of research and development of flat panel displays. Prior to our acquisition of the business and patents of PLZTech, we had minimal business activities and had essentially just started our own research and development activities.

Industry Background
-------------------
Our flat panel displays fit into a growing niche that is part of the broad visual communications market, which includes printing, photography, television, billboard, etc. In particular, our flat panel displays fit within the billboard sub-category of the broad visual communications market. Billboards include various niches commonly identified as painted signs, architectural signage, electric signs, programmable signs and large video displays. According to the Outdoor Advertising Association of America ("OAAA"), outdoor advertising was a $5.5 billion industry in 2003, which was 5.2% higher than the previous year. The OAAA stated that the billboard segment of the outdoor advertising market represents 62% of total outdoor expenditures and topped $3.41 billion in 2003. We believe that the advantages of our flat panel displays for the outdoor advertising billboard industry will be significant. Our flat panel displays have the benefit in comparison to traditional printed billboards of providing dynamic, eye-catching ads and rapid change of display images from a remote site. Billboard companies could benefit by increasing revenues per sign by being able to sell the same space to different advertisers at different times during the day, with the ability to immediately access and change each sign via the remote site. Advertisers could benefit substantially because they would be able to reach their target audience with greater precision.

Strategy
--------
After conducting extensive research in various industries, including laptop computers, high definition televisions and outdoor advertising billboards, to determine which market would be best suited for producing and selling products utilizing our technology, we decided to concentrate our complete attention and efforts on marketing to the outdoor electronic advertising billboard industry. According to the OAAA, advertising space was sold on approximately 390,000 billboards in 2003. Our goal is to create a line of products utilizing our technology that is scalable both in terms of size and resolution to meet a wide range of requirements related to potential customers' economics, billboard locations and intended use.

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

In September 2000, we received payment of approximately $90,000 to produce and install two large-scale flat panel displays, which is the first commercial application of our electro-optic array technology. After the completion of these two flat panel displays (estimated to be November 2004), we intend to target the outdoor advertising billboard industry in phases.

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

OUR MANAGEMENT TEAM HAS EXTENSIVE EXPERIENCE IN FINANCE, MARKETING AND RESEARCH RELATED TO DEVELOPING AND RAPIDLY GROWING TECHNOLOGY BUSINESSES.

Products and Markets
--------------------
Our primary initial product that will be marketed to users of the outdoor advertising industry is the flat panel display. Our flat panel displays will provide an image measuring approximately three meters by eight meters, which is similar in size to existing printed billboards. We believe that the major advantages of our flat panel displays include better viewing quality, affordability, customer system integrity, and an almost immediate change of display images from a remote site. We believe that our flat panel displays and underlying software system represent an innovative approach to advertising that take advantage of the recent technological convergence of billboard media, broadcast media and the Internet.

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

Subsequent to year-end, the Company has contracted with Indesign, a contract engineering firm to provide electronic, mechanical and systems engineering services.

Subsequent to year-end, the Company is in the process of developing a new generation handheld electronic color recognition system. It is currently in the prototyping stage.

Suppliers and Availability of Raw Materials
-------------------------------------------
We have identified at least six suppliers of the basic components of our systems. We anticipate this technology to continue to develop and mature, which will create more suppliers, lower prices and greater availability. We are continually evaluating suppliers of subassemblies and components and researching alternatives. We are sensitive not only to the quality and cost of the parts and pieces supplied but also the strategic importance of multiple supplier relationships.

Manufacturing, Distribution, Installation and Maintenance of Our Products
-------------------------------------------------------------------------
We have limited established commercial manufacturing facilities for the production of our flat panel displays, although we intend to establish a larger manufacturing facility for assembling our flat panel displays in preparation for larger scale operations. Our flat panel displays will be shipped directly from our manufacturing facilities to our customers, and we intend to promote, market and sell our products through direct sales channels. Our plan is to install the first 10 to 20 flat panel displays that we sell. We also plan to maintain and repair our products for a specific warranty period and offer maintenance contracts beyond the warranty period. In addition, we intend to investigate the possibility of contracting with United States and international third party service providers for on-site installation, maintenance and repair of our flat panel displays.

Customers
---------
According to the OAAA, there were approximately 151,000 30-sheet billboards that measure approximately 12 feet by 24 feet and approximately 106,000 8-sheet billboards that measure approximately 6 feet by 12 feet in the United States in 2003. We believe that many of these billboards represent potential retrofit sites for the installation of our flat panel displays.

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

We intend to initiate customer contact by directly communicating with potential customers, including the four leaders of the outdoor advertising billboard industry, and providing them the marketing film that we have produced about our flat panel displays. We are developing a marketing department to initiate contact, process each transaction and coordinate with our manufacturing department for production and delivery of our flat panel displays.

Competition
-----------
We will compete with the existing billboard techniques of hand painted or printed and pasted signs. Recently, there has been a trend toward creating the art digitally, but these images are still printed on large sheets and pasted up in the same manner as before World War I. We believe these forms of billboard presentations will only be viable in low density, low traffic areas. In comparison, our flat panel displays include high brightness, full color, superior image quality, wide viewing angle with excellent outdoor readability, relatively low cost compared with competing electronic billboard technologies, high reliability and rapid change of display images from a remote site.

We will compete against other established forms of electronic display technology, and we believe that our products and technologies will continue to face substantial competition as the market and technologies evolve. Existing and potential competitors such as Toshiba, Sharp, Hitachi and Mitsubishi possess substantially greater product development capabilities and financial, technical, marketing or human resources than we do. These companies manufacture electronic displays that utilize liquid crystal displays, or passive Liquid Crystal Displays technology such as lap-top computer screens, and cathode ray tubes such as traditional TV set display technology, which currently dominate the electronic billboard market. However, we believe that the products based on these technologies are limited and new technologies being developed, including ours, will significantly improve the performance of electronic displays in the future and displace existing products in the electronic billboard market. Many companies, including Daktronics, Inc., SI Diamond Technology, Inc. and Universal Display Corporation have, or are developing, other technologies utilizing carbon field emissions, incandescent lamps, inorganic electroluminescence, organic light emitting diodes, polymeric light emitting diodes, gas plasma and vacuum fluorescent lamps. Furthermore, although we believe our products will be superior to established advertising billboard products, we cannot assure you that business customers will prefer our technology sufficiently to be willing to pay for it at the price at which it will be offered. We recently set the sales prices of our flat panel displays measuring approximately three meters by two meters and three meters by eight meters at $395,000 and $1,490,000, respectively.

We believe that the technologies that we have developed are superior to other existing technologies when combining the issues of brightness, image quality and cost required for electronic billboards. Other existing technologies that we compete with include, among others:

     o Low resolution devices which have a grainy picture and do not allow certain colors to be viewed in direct sunlight and have a high initial cost;

     o    Incandescent bulbs that are high maintenance and offer poor graphics;

     o Electromechanical systems that have poor image qualities and limited colors; and

     o Cathode Ray Tubes and passive Liquid Crystal Displays that have a long useful life and an existing manufacturing base, but are expensive to produce.

We believe that our flat panel displays utilizing our display technology offers numerous advantages and features in comparison to the existing products of our competitors currently available, including, among others:

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

Research and Development Activities
-----------------------------------
In fiscal 2003, approximately $61,000 was spent on research and development activities. In 2002 approximately $66,000 was spent on research and development activities. This reduction reflects our transition from development to production and manufacturing and attention to cost cutting initiatives. We believe, however, that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to increase significantly in future periods. We expense product development costs as they are incurred. Estimated research and development expenditures for 2004 are $300,000.

Employees
---------

As of December 31, 2003, the Company has approximately 7 full-time employees and 3 part-time employees. The Company also contracted with other personnel and subcontractors for various projects on an as-needed basis. None of the Company's employees are represented by a labor union. The Company believes its relationship with its employees is satisfactory.

Available Information
---------------------
The Company files annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and proxy and information statements and amendments to reports files or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC's Public Reference Room at 450 Fifth St NW, Washington, DC 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (HTTP://WWW.SEC.GOV) that contains reports, proxy and information statements and other information regarding the Company and other companies that file materials with the SEC electronically. You may also obtain copies of reports files with the SEC, free of charge, on our website at HTTP://WWW.ADOTSITE.COM. The Company's headquarters are located at 8301 Washington St NE, Suite 5, Albuquerque, NM 87113. The Company's phone number at that address is 505-797-7878.

The Company's operations are concentrated in a single building in Albuquerque, New Mexico. The Company's operations could be interrupted by fire, earthquake, power loss, telecommunications failure and other events beyond our control. The Company does not have a detailed disaster recovery plan. In addition, the Company does not carry sufficient business interruption insurance to compensate the Company for all losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business and/or financial results.

ITEM 2. DESCRIPTION OF PROPERTY

The company leases its headquarters facility of 7,500 square feet at 8301 Washington NE, Suite 5 in Albuquerque, New Mexico. This includes the executive offices, research and development facility and manufacturing plant, approximately 500 square feet of which is sublet to Biomoda, Inc. (a related party and Company investee). The facility is in good condition with no material defects or deferred maintenance. The facility is leased from unaffiliated third parties under a lease that is currently on month to month status. Management is in the process of negotiating for a larger and more efficient space.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock began being quoted on the NASDAQ Over-the-counter Bulletin Board ("OTC") under the symbol "ADOT" during the first quarter of 1997. Prior to that time the stock was not listed or traded on any organized market system. The holders of the Company's Common Stock are entitled to one vote per share. The Common Stock holders do not have preemptive rights to purchase, subscribe for, or otherwise acquire any shares of Common Stock.

The table below sets forth the high and low bid prices for the Common Stock for each quarter within the last two fiscal years as reported by Prophet Financial Systems. These over-the-counter market quotations reflect inter-dealer prices without adjustment for retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                       COMMON STOCK BID
                                   High                 Low
Fiscal 2002:

        1st Quarter              $0.032              $ 0.0140

        2nd Quarter               0.014                0.0030

        3rd Quarter               0.007                0.0006

        4th Quarter               0.008                0.0007

Fiscal 2003:

        1st Quarter              $0.007              $ 0.0010

        2nd Quarter               0.003                0.0010

        3rd Quarter               0.051                0.0020

        4th Quarter               0.086                0.0039


As of December 31, 2003 the Company estimates that there were approximately 10,000 shareholders and the closing price of the Company's common stock was $.0128. Many of the shares of the Company's common stock are held in "street name" and consequently reflect numerous additional owners. The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the near future.

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

Recent Sales of Unregistered Securities
---------------------------------------

Common Stock
------------

During October 2003, the Company sold 111,500,000 shares of common stock for $1,271,735 in cash; all shares were sold for less than $0.02.

During November 2003, the Company sold 109,450,000 shares of common stock for $1,552,499 in cash; all shares were sold for less than $0.03.

During December 2003, the Company sold 59,700,000 shares of common stock for $729,932 in cash; all shares were sold for less than $0.03.

During October 2003, the Company issued 35,400,000 shares of common stock for services, which were valued at $566,545 (based on the closing market price on the date of grant, which was between $0.01 - $0.03).

During November 2003, the Company issued 23,900,000 shares of common stock for services, which were valued at $329,833 (based on the closing market price on the date of grant, approximated $0.01).

During December, 2003, the Company issued 16,800,000 shares of common stock for services, which were valued at $191,856 (based on the closing market price on the date of grant, which approximated $0.01).

During October 2003, in accordance with the applicable convertible note payable agreement, the Company issued approximately 29,500,000 shares of common stock at conversion prices of less than $0.01 in connection with the conversion of notes payable principal approximating $86,000 and accrued interest.

During November 2003, in accordance with the applicable convertible note payable agreement, the Company issued approximately 34,853,389 shares of common stock at conversion prices of less than $0.01 in connection with the conversion of notes payable principal approximating $239,000 and accrued interest.

During October 2003, the Company purchased 1,000,000 shares of its own common stock for approximately $21,700, which is being held as treasury stock.

During November 2003, the Company purchased 525,000 shares of its own common stock for appriximately $10,600, which is being held as treasury stock.

All investors are "Accredited Investors" within the meaning of Regulation D.

All the investors who acquired the common stock and the debenture investors had a pre-existing relationship of a business nature with ADOT for a considerable period of time prior to acquiring the securities.

No media advertising (advertisements, articles, notice or other communication published in any newspaper, magazine or similar media or broadcast over television on radio) or general solicitation was employed in reaching the investors or used to bring ADOT to the attention of the investors.

The Company claims exemption from registration pursuant to Section 4 (2) of the Securities Act of 1933 which exempts a transaction not constituting a public offering.

In December 2003, the Company cancelled notes receivable from an officer in lieu of the return of 2,950,000 shares of common stock to the Company (which were cancelled) that were originally granted in fiscal 2000 and 2002 from the exercise of stock options for such notes receivable.

Equity Compensation Plans
-------------------------

--------------------------------------------------------------------------------
                        EQUITY COMPENSATION PLANS
--------------------------------------------------------------------------------
Plan Category     Number of          Weighted-Average      Remaining available
                  Securities to      Exercise Price of     for future issuance
                  be issued upon     outstanding           under equity
                  exercise of        Options, Warrants     compensation plans
                  outstanding        and Rights ($)        (excluding securities
                  Options,                                 reflected in column
                  Warrants and                             (A)) (#)
                  Rights (#)
--------------------------------------------------------------------------------
Equity            3,175,000          $0.30                 3,725,000
Compensation
Plans approved
by security
holders
--------------------------------------------------------------------------------
Equity            8,646,000          $0.25                 N/A
Compensation
Plans not
approved by
security
holders
--------------------------------------------------------------------------------
Total            11,821,000                                3,725,000
--------------------------------------------------------------------------------

From time to time the Company issues warrants to employees and to third parties pursuant to various agreements, which are not pre-approved by the shareholders.

See discussion of Plan approval by the shareholders in the accompanying financial statements.

ITEM 6.  MANAGEMENT DISCUSSION AND ANALYSIS

Liquidity and Capital Resources
-------------------------------
The Company relies upon the current placement of its securities to provide capital for its development of prototype units and manufacturing operations. The Company's holding in Biomoda, Inc may provide additional liquidity.

Biomoda is a biomedical development company. The Company's direct ownership of Biomoda, as of December 31, 2003, was approximately 16.0%. Two officers of Advanced Optics Electronics, Inc. are securities holders of Biomoda in addition to the ADOT ownership. Biomoda has filed a revised SB2 registration statement with the Securities and Exchange Commission, which has been declared effective July 11, 2003. Biomoda is offering 5,000,000 shares at $6.00 per share (for an aggregate offering of $30,000,000). It is anticipated that a public market for Biomoda's securities will be created in the third quarter of 2004. A market for Biomoda's shares has not been established; therefore the potential value of the Company's investment cannot be measured. There can be no assurance that if the Company was to sell such investment that it would be able to on terms favorable to the Company or for the initial offering price. Factors such as dilution, blockage and a lack of a market may be encountered.

During the fiscal year ended December 31, 2003 $65,000 was spent for the purchase of equipment. Research and development expenditures were $61,000 in 2003. Funds for operations, research and development and capital expenditures were provided from the sale of securities and cash reserves.

During the first quarter 2004, Advanced Optics Electronics, Inc. has purchased 33,000,000 shares of Genomed, Inc., which represents approximately 21% of the outstanding shares of Genomed, Inc. The shares are restricted and must be held for one year. Genomed is a publicly traded biotech company working in genomics based disease management. This is a third-party unrelated investment. Such investment will be accounted for under the equity method and could have a significant impact on the Company's future financial statements.

General
-------
Overall, the Company had positive cash flows of $3,910,004 for the twelve months ended December 31, 2003 resulting from $1,642,739 used in the Company's operating activities, $417,428 used in the Company's investing activities and $5,970,171 of cash provided by financing activities.

Cash Flows From Operating Activities
------------------------------------
Net cash used in operating activities of $1,642,739 for the twelve months ended December 31, 2003 was primarily due to $3,236,000 in operating expenses, of which $1,266,000 is General and Administrative and $61,000 is Research and Development. Primary non-cash components of Net income include $1,832,095, representing approximately 367,259,000 shares of stock issued for professional services rendered and an increase in allowance for loss on contract of $50,000.

Cash Flows From Investing Activities
------------------------------------
Net cash used in investing activities of $417,428 for the twelve months ended December 31, 2003 was primarily due to purchase of property and equipment for approximately $65,000, purchase of marketable securities for approximately $39,000, an increase in notes receivable of $35,000, and an increase in the notes receivable from Biomoda in the amount of approximately $278,000.

Cash Flows From Financing Activities
------------------------------------
Net cash provided by financing activities of $5,970,171 for the twelve months ended December 31, 2003 was primarily due to the proceeds of approximately $6,031,000 , representing the issuance of approximately 592,246,000 shares of common stock, and proceeds from issuance of convertible debt of approximately $211,000. Cash uses by financing activities in the amount of approximately $328,000 represented principal payments on notes payable and convertible debt, and the purchase of treasury stock.

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

Results of Continuing Operations
--------------------------------

Fiscal 2003 Compared to Fiscal 2002
-----------------------------------

Contract Revenue
----------------
During the quarter ended March 31, 2001, the Company changed the accounting for our contract to the completed contract method. According to this way of accounting for contracts, we are booking no revenue until the completion of the contract. Please note that the revenue for the same period in 2000 has been restated and is now $0. Billings and collections through December 31, 2001 totaled $89,873. There were no developments in this category during 2003.

Assets and Liabilities
----------------------
Assets increased by $4,329,575 from $1,006,297 as of December 31, 2002 to $5,335,872 as of December 31, 2003. The increase relates primarily an increase in Cash and cash equivalents of $3,967,000 and the increase in the notes receivable from Biomoda in the amount of $273,000. Primary uses of assets were an increase in the reserve for contract loss, depreciation, and equity treatment related to the investment in Biomoda resulting in a decrease in the Biomoda investment by approximately $49,500.

Liabilities decreased by $751,000 from $1,795,466 as of December 31, 2002 to $1,044,074 as of December 31, 2003. This decrease relates primarily to the reduction of convertible debt debentures in the amount of $671,000.

Product Development
-------------------
Product development expenses consist primarily of personnel expenses, consulting fees and depreciation of the equipment associated with the development and enhancement of our flat panel displays. Research development and technical costs decreased to $60,838 in 2003 from $65,989 in 2002. We believe, however, that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to increase significantly in future periods. We expense product development costs as they are incurred.

Operating Expenses
------------------
Operating expenses increased by $2,335,580 to $3,236,358 during the twelve months ended December 31, 2003 compared to $880,778 for the twelve months ended

December 31, 2002. This was primarily due to approximately $2,000,000 in expenses related to additional stock issuance and the related professional fees. Increases in payroll also played a significant roll increasing from $367,482 in 2002 to $835,156 in 2003 or approximately $468,000 increase which reflect management's efforts to ramp up the organization and place systems in place in preparation for the manufacturing phase of the company. General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel, general corporate activities, and the depreciation and amortization of office furniture and leasehold improvements

The Company had a net loss of $3,449,994 or $.002 loss per share, and $1,285,830 or $.01 loss per share, for the twelve months ended December 31, 2003 and 2002, respectively.

Other Income (Expense)
----------------------
Other income (expense) consists of interest and other income and expense. Interest income decreased to $10,987 in 2003 from $15,426 in 2002. Interest expense increased to $165,246 in 2003 from $107,912 in 2002. The increase in interest expense is due primarily to settlement of the convertible debentures.

Stockholders' Equity
--------------------
Stockholders' equity increased by $3,502,000 from a deficit of $789,169 as of December 31, 2002 to a positive $4,291,798 as of December 31, 2003. The increase was primarily attributable to the current year equity activity offset by the current year net loss.

Inflation
---------
Management believes that inflation has not had a material effect on the Company's results of operations.

Accounting Matters
------------------

Off-Balance Sheet Arrangements
------------------------------
We have no off-balance sheet arrangements, as defined in Regulation S-B Section 303.

Critical Accounting Policies
----------------------------
In December 2001, the SEC requested that all registrants list their "three to five most critical accounting policies" in the MD&A. The SEC indicated that a 'critical accounting policy" is one which is both important to the portrayal of the Company's financial condition and results, and requires management's most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that our following accounting policies fit this definition:

Revenue Recognition
-------------------
In accordance with Statement of Position 81-1, "ACCOUNTING FOR PERFORMANCE OF CONSTRUCTION-TYPE AND CERTAIN PRODUCTION-TYPE CONTRACTS," the Company accounts for revenue and costs related to its long-term contract in process by the completed-contract method, whereas during the period from May 22, 1996 (Inception) to December 31, 1999, revenue and costs were determined by the percentage-of-completion method. The completed-contract method of accounting was adopted in 2001 due to the Company's uncertainty regarding contract cost estimates. The financial statements of the period from May 22, 1996 (Inception) to December 31, 1999, were restated to apply the completed contract method retroactively. The effect of the accounting change had no effect on net loss or loss per share previously reported for 1999 or for the period from May 22, 1996 (Inception) to December 31, 1999.

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

Costs in excess of amounts billed are classified as current assets under costs and estimated earnings in excess of billings on uncompleted contract based on the estimated product delivery date.

Estimates
---------
Critical estimates made by management are, among others, deferred tax valuation allowances, realization of costs in excess of billings on uncompleted contract, estimation of costs for long-term contracts, allowance for loss on contracts, recoverability of investment in and advances to Biomoda, Inc., valuation of marketable securities, and the valuation of other assets. Actual results could materially differ from those estimates.

ITEM 7.   FINANCIAL STATEMENTS

The financial statements and notes thereto, together with the report thereon of Squar, Milner, Reehl & Williamson, LLP (the Company's principal independant accountants) dated February 27, 2004 included elsewhere in this report, are incorporated by reference in answer to this Item 7.

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

In connection with the audits for the two fiscal years ending December 31, 2000 and December 31, 2001 and through November 21, 2002, there were no disagreements with Atkinson & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Atkinson & Company would have caused them to make reference thereto in their report on the financial statements for such years. During the two fiscal years ending December 31, 2000 and December 31, 2001 and through November 21, 2002, there have been no reportable events as defined in Regulation S-B Item 304(a)(1)(iv).

The Registrant has requested that Atkinson & Company furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated November 22, 2002, was previously filed with the SEC.

Effective December 19, 2002, the Board of Directors of the Company approved the engagement of Squar, Milner, Reehl & Williamson, LLP Public Accountants ("Squar Milner") as its independent auditors for the fiscal year ended December 31, 2002 and future years to replace Atkinson & Co. The Company did not consult with Squar Milner on any matters prior to their retention.

ITEM 8A.  EVALUATION OF CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2003. This evaluation was carried out under the supervision and with the participation of the Company's management, including Mr. John Cousins, the Company's Chief Financial Officer. Based upon the evaluation, the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures were of limited effectiveness.

Subsequent  to December 31, 2003,  the Company  hired an  independant  3rd party consultant to re-evaluate and revise its existing control policies and procedures and to implement new disclosure controls and procedures. As part of such plan and implementation, the Company is re-evaluating and re-designing and documenting policies and procedures, putting such procedures in operation and monitoring the effectiveness of the procedures.

Changes in Controls and Procedures
----------------------------------
There were no significant changes made in our internal controls over financial reporting during the quarter ended December 31, 2003 that have materially affected or are reasonably likely to materially affect these controls.

Limitations On the Effectiveness of Internal Control
----------------------------------------------------
The Company's management, including the CEO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective internal control system, financial reporting misstatements due to error or fraud may occur and not be detected on a timely basis.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following sets forth information, as of December 31, 2003, concerning the Company's directors and executive officers:


Name                 Age  Position                                 Since
-------------------  ---  -------------------------------------    -------------
Michael Pete         59   President, Director                      July 1994
Leslie S. Robins     66   Exec. Vice Pres., Secretary, Chairman    November 1992
John J. Cousins      47   Vice President, Treasurer                June 1999
Richard Josephberg   57   Director                                 April 2000


The Company elects its Board of Directors at meetings of shareholders and hold office until the next meeting of shareholders after their election. In the event of a vacancy due to resignation, removal or death, the remaining duly elected Directors may fill such vacancy until the next meeting of the shareholders. Officers of the Company are elected by the Board of Directors, which shall at a minimum elect a president, a secretary and a treasurer to hold office for one year and thereafter until their successors are elected. The Board of Directors may, from time to time, by resolution, appoint one or more vice presidents, assistant secretaries, assistant treasurers and transfer agents of the Company as it may deem advisable, prescribe their duties; and fix their compensation.

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

LESLIE S. ROBINS has been Executive Vice President, Secretary and Chairman of the Board of the Company since May 1996, and prior to joining us, he served in the same capacities with the Company's predecessor, PLZ Tech, since November 1992. Mr. Robins currently is a member of the board of directors of Biomoda, Inc. (a related party and Company investee) since April 1999, and is Vice President since April 2002. From November 1989 to December 1992, Mr. Robins was Managing Partner of Coronado Group, performing analyses of small technology companies, and from May 1986 to June 1989, he was Executive Vice President of Triton Productions Inc. From September 1978 to October 1987, Mr. Robins was Managing Partner of Longview Management; serving as investment managers for individuals in the entertainment industry. Mr. Robins has a B.S. from the University of Miami and attended Harvard Business School.

JOHN J. COUSINS, Vice President of Finance and Treasurer - Mr. Cousins began his business career as a design engineer for Ampex Corp and the American Broadcasting Company. Mr. Robins currently is a member of the board of directors of Biomoda, Inc. (a related party and Company investee). After receiving his MBA from the Wharton School he held several senior financial management positions focusing on capital markets and business development. He is also President of Biomoda, Inc. and Chairman of the Board of Directors since April 2002. He holds undergraduate degrees from Boston University and the Lowell Institute School at MIT.

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

Compliance With Section 16(A) of  the Securities Exchange
---------------------------------------------------------
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are requited by SEC regulations to furnish the Company with copies of all Sections 16(a) forms they file. To the Company's knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required and to the best of its knowledge, during the year ended December 31, 2003, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent shareholders were complied with.

Family Relationships
--------------------
There are no family relationships between or among the directors, executive officers or persons nominated or charged by the Company to become directors or executive officers.

Involvement in Legal Proceedings
--------------------------------
To the best of the Company's knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining barring, suspending or other wise limiting his involvement in any type of business, securities or banking activities; and (4) Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Code of Ethics
--------------
For the year ended December 31, 2003, the Company did not have formal written values and ethical standards. However, the Company management does communicate values and ethical standards during company wide meetings. Such standards will be outlined in the human resource manual to be completed before the end of 2004.

Audit Committee Financial Expert
--------------------------------
The Company does not have an audit committee. Since our securities are not currently listed on or with a national securities exchange or national securities association, we are not required to have an independent audit committee. Therefore, the Company has not designated an audit committee financial expert. The Company currently is in the process of identifying independent audit committee members, including a financial expert to serve on our audit committee and we expect to continue this process in 2004.

ITEM 10.   EXECUTIVE COMPENSATION

The following table discloses the annual and long-term compensation earned for services rendered in all capacities by the Company's Chairman of the Board and President and the Company's other most highly compensated executive officers for 2001, 2002 and 2003:

                                                     SUMMARY COMPENSATION TABLE
-------------------|------|--------------------------------------|-----------------------------|---------|----------------|
                   |      |         Annual Compensation          |   Long-Term Compensation    |         |                |
                   |      |                                      |           Awards            |         |                |
-------------------|------|-----------|----------|---------------|------------|----------------|---------|----------------|
                   |      |           |          |  Other Annual | Restricted | Securities     | LTIP    | All Other      |
                   |      |           |          |  Compensation | Stock      | Underlying     | Payouts | Compensation   |
                   |      |           |          |  (1)          | Award(s)   | Options        |         |                |
-------------------|------|-----------|----------|---------------|------------|----------------|---------|----------------|
Name and           | Year |  Salary   |  Bonus   | ($)           | ($)        | (#)            | ($)     | ($)            |
Principal Position |      |  ($)      |  ($)     |               |            |                |         |                |

-------------------|------|-----------|----------|---------------|------------|----------------|---------|----------------|
Michael Pete,      |      |           |          |               |            |                |         |                |
President,         |      |           |          |               |            |                |         |                |
Director           |      |           |          |               |            |                |         |                |
-------------------|------|-----------|----------|---------------|------------|----------------|---------|----------------|
                   | 2003 |   $13,325 |          |               |            |                |         |                |
-------------------|------|-----------|----------|---------------|------------|----------------|---------|----------------|
                   | 2002 |    $5,975 |          |               |            |     150,000    |         |                |
-------------------|------|-----------|----------|---------------|------------|----------------|---------|----------------|
                   | 2001 |   $15,600 |   ----   |    ----       |    ----    |       ----     |   ----  |       ----     |
-------------------|------|-----------|----------|---------------|------------|----------------|---------|----------------|
Leslie S. Robins,  |      |           |          |               |            |                |         |                |
Chairman of the    |      |           |          |               |            |                |         |                |
Board and Exec. VP |      |           |          |               |            |                |         |                |
-------------------|------|-----------|----------|---------------|------------|----------------|---------|----------------|
                   | 2003 |  $162,444 | $390,000 |    $8,500(1)  |            |                |         |                |
-------------------|------|-----------|----------|---------------|------------|----------------|---------|----------------|
                   | 2002 |   $86,223 |          |    $2,451(1)  |            |   1,100,000 (2)|         |                |
-------------------|------|-----------|----------|---------------|------------|----------------|---------|----------------|
                   | 2001 |   $62,133 |   ----   |   $10,387(1)  |    ----    |       ----     |   ----  |       ----     |
-------------------|------|-----------|----------|---------------|------------|----------------|---------|----------------|
John J. Cousins,   |      |           |          |               |            |                |         |                |
VP Finance         |      |           |          |               |            |                |         |                |
-------------------|------|-----------|----------|---------------|------------|----------------|---------|----------------|
                   | 2003 |  $113,965 |          |               |            |                |         |                |
-------------------|------|-----------|----------|---------------|------------|----------------|---------|----------------|
                   | 2002 |  $109,797 |          |               |            |     250,000    |         |                |
-------------------|------|-----------|----------|---------------|------------|----------------|---------|----------------|
                   | 2001 |  $109,406 |   ----   |    ----       |    ----    |       ----     |   ----  |       ----     |
-------------------|------|-----------|----------|---------------|------------|----------------|---------|----------------|

(1) Represents the amount of an automobile  lease for the benefit of Mr. Robins.
(2) Exercised  during  2002 for a note   receivable  plus  interest,  which  was
    cancelled and the shares were returned during fiscal 2003.

Option Grants in Fiscal Year 2003
---------------------------------

None.

Aggregated  Option  Exercises in Fiscal Year 2003 and Option  Values At December
--------------------------------------------------------------------------------
31, 2003
--------

The following table provides summary information concerning the shares of common stock represented by outstanding stock options held by our Chief Executive Officer and two other executive officers as of December 31, 2003.

                             Year-end Option Values

                                                           Number of Securities
                                                          Underlying Unexercised            Value of Unexercised
                                                                  Options                   In-the-money Options
                                                             December 31, 2003                December 31, 2003
                                                       -----------------------------     ---------------------------
Name                   Shares Aqcuired   Value          Exercisable    Unexercisable     Exercisable   Unexercisable
                       On Exercise (#)   Realized ($)       (#)             (#)              ($)            ($)
-----------------------------------------------------------------------------------------------------------------------
Michael Pete                                               425,000          ---              ---            ---
Leslie Robins                                            1,900,000          ---              ---            ---
John Cousins                                               550,000          ---              ---            ---

-------------------

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

                            LONG-TERM INCENTIVE PLANS

As of December 31, 2003 there is no long-term incentive plan.

                              DIRECTOR COMPENSATION

Non-employee directors of the Company received in 2003 a $3,750 annual retainer.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENIFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company's Common Stock as of March 15, 2004 by (a) each person known to the Company to beneficially own more than five percent of the Company's Common Stock, (b) each Director, (c) the Named Executive Officers, and (d) all Directors and executive officers as a group. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to the knowledge of the Company, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable. As of December 31, 2003 there were 2,755,136,349 shares issued and outstanding.

                                                                                     Percent
                                                          Number of Shares         Beneficially
            Name of Beneficial Owner (1)                  Beneficially Owned          Owned
------------------------------------------------------------------------------------------------
Leslie Robins*......................................           12,731,546(2)            *
Michael Pete*.......................................            1,100,000(3)            *
John Cousins*.......................................              650,000(4)            *
Richard A. Josephberg*..............................              350,000(5)            *
*All directors and executive officers as a group               14,831,546               *
(4 persons)
------------------

     *Less than 1.0%.

(1) The address of all persons who are executive officers or directors of the Company is in care of the Company, 8301 Washington NE, Suite 5, Albuquerque New Mexico 87113.

(2) Includes 1,900,000 shares of common stock issuable upon exercise of options which are currently exercisable, and 5,950,000 shares of common stock issuable upon exercise of warrants which are currently exercisable.

(3) Includes 425,000 shares of common stock issuable upon exercise of options which are currently exercisable and 500,000 shares of common stock issuable upon exercise of warrants which are currently exercisable.

(4) Includes 550,000 shares of common stock issuable upon exercise of options, which are currently exercisable and 100,000 shares of common stock issuable upon exercise of a warrant, which is currently exercisable.

(5) Includes 275,000 shares of common stock issuable upon exercise of a warrant, which is currently exercisable.

Compliance With Section 16(A) of the Securities Exchange Act of 1934
--------------------------------------------------------------------
The Company believes that the beneficial owners of securities listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Notes Receivable
----------------
As of December 31, 2003 and 2002, the Company had net advances to an officer approximating $67,300. The advances accrue interest at rates ranging from 5% to 6% (approximately $3,900 and $0 of interest income has been recorded for the year ended December 31, 2003 and 2002, respectively) and are due on demand. As these notes receivable are with a shareholder and a Company officer, the Company has classified these amounts as a decrease to stockholders' equity at December 31, 2003.

During fiscal 2003, the Company advanced approximately $280,000 to Biomoda (see below) under an existing line of credit agreement (the "Line"). The advances accrue interest at 5%, are due on demand and the Line has no established advance limit. The Company is committed to advancing Biomida capital until Biomoda has raised sufficient capital under its initial offering.

Investment in Biomoda, Inc
--------------------------
As of December 31, 2003, the Company owned 1,072,285 or 15.92% of the 6,737,282 outstanding shares of Biomoda, a development stage company involved primarily in the development of technology for the early detection of lung cancer. As a development stage company, Biomoda has not had any revenues as of December 31, 2003.

Biomoda has filed a SB-2 registration statement with the Securities and Exchange Commission, in which they are offering 5,000,000 shares of its common stock. The initial offering price is $6.00 per share, however the price that Biomoda, and the Company, will be able to sell the shares is not determinable, as no shares have been issued as of the filing of these financial statements. A market for Biomoda's shares has not been established; therefore the potential value of the Company's investment cannot be measured. There can be no assurance that if the Company was to sell such investment that it would be able to on terms favorable to the Company or for the initial offering price. Factors such as dilution, blockage and a lack of market may be encountered.

For the year ended December 31, 2001, the Company reported it's investment under the cost method since its ownership was not sufficient for the investment to be accounted for using the equity method. During 2002, the Company's influence over Biomoda increased such that the investment qualified for accounting under the equity method. The Company has recognized the proportionate interest in Biomoda's net loss for the year ended December 31, 2003 and 2002.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements and Financial Statement Schedules
------------------------------------------------------
Indexes to financial statements appear after the signature page to this Form 10-KSB.

--------------------------------------------------------------------------------
EXHIBITS
--------------------------------------------------------------------------------
2    Plan of Acquisition, Reorganization,             None
     arrangement, liquidation, or succession
--------------------------------------------------------------------------------
3.1  Articles of Incorporation                        Incorporated by reference
                                                      to Exhibit 3(I) of the
                                                      Company's Registration
                                                      Statement No.1000-24511 on
                                                      Form 10-SB filed June 23,
                                                      1998.
--------------------------------------------------------------------------------
3.2  By-Laws                                          Incorporated by reference
                                                      to Exhibit 3(ii) of the
                                                      Company's Registration
                                                      Statement No.1000-24511 on
                                                      Form 10-SB filed June 23,
                                                      1998.
--------------------------------------------------------------------------------
4    Instruments defining the rights of               Incorporated by reference
     holders, including Indentures                    to Exhibit 3.2
--------------------------------------------------------------------------------
7    Opinion re: liquidation preference               Incorporated by reference
                                                      to Exhibit 3.2
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
10.1 Incentive Stock Option Plan                      Filed Herewith
--------------------------------------------------------------------------------
10.2 Lease Agreement Advanced Optics                  Incorporated by reference
     Electronics, Inc. and JMP Company Inc            to Exhibit 10.2 of the
                                                      Company's Registration
                                                      No.1000-24511 on Form
                                                      10-SB filed June 23,1998.
--------------------------------------------------------------------------------
10.3 State of Nevada Corporate Charter                Incorporated by reference
                                                      to Exhibit 10.3 of the
                                                      Company's Registration
                                                      Statement No.1000-24511 on
                                                      Form 10-SB filed June 23,
                                                      1998.
--------------------------------------------------------------------------------
24   Power of Attorney                                Incorporated by reference
                                                      to Exhibit 3.2
--------------------------------------------------------------------------------
31.1 Certification pursuant to Securities             Filed Herewith
     Exchange Act Rules 13A-14 and 15D-14
     as adopted pursuant to Section 302
     of the  Sarbannes  Oxley Act of 2002
--------------------------------------------------------------------------------
31.2 Certification pursuant to Securities             Filed Herewith
     Exchange Act Rules 13A-14 and 15D-14
     as adopted pursuant to Section 302
     of the  Sarbannes  Oxley Act of 2002
-------------------------------------------------------------------------------
32.1 Certification Pursuant To 18 U.S.C.ss.1350,      Filed Herewith
     As Adopted Pursuant To Section 906 of The
     SARBANES-OXLEY ACT OF 2002
--------------------------------------------------------------------------------
32.2 Certification Pursuant To 18 U.S.C.ss.1350,      Filed Herewith
     As Adopted Pursuant To Section 906 Of The
     SARBANES-OXLEY ACT OF 2002
--------------------------------------------------------------------------------


Reports On Form 8-K
--------------------
None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by Squar, Milner, Reehl & Williamson LLP ("Squar Milner") for the annual audit of our consolidated financial statements as of and for the years ended December 31, 2003, and 2002 and fees billed for other services rendered by Squar Milner during such years:

                          For the Years Ended December 31,
                          --------------------------------
                               2003                2002
                             -------             -------

Audit Fees                   $45,000             $29,000
Audit Related Fees                -                   -
Tax Fees                       3,000               2,500
All Other Fees                    -                   -
                             ---------------------------
                              48,000              31,500
                             ---------------------------

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITOR

The Company does not have an audit committee. Therefore, the Board of Directors is responsible for pre-approving all audit and permitted non-audit services to be performed for us by our independent auditor.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    March 30, 2004

ADVANCED OPTICS ELECTRONICS, INC.

                                            BY:/S/JOHN J. COUSINS
                                            ---------------------------
                                            John J. Cousins
                                            Vice President of Finance
                                            (Principal Accounting Officer)

                                            BY:/S/LESLIE S. ROBINS
                                            ---------------------------
                                            Leslie S. Robins
                                            Executive Vice President
                                            (Principal Executive Officer)

                        ADVANCED OPTICS ELECTRONICS, INC.

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2003

                          INDEX TO FINANCIAL STATEMENTS





Independent Auditors' Report................................................F-1

Balance Sheet...............................................................F-2

Statements of Operations....................................................F-3

Statements of Stockholders' Equity and Other Comprehensive Loss.............F-4

Statements of Cash Flows....................................................F-6

Notes to Financial Statements...............................................F-8

                          INDEPENDENT AUDITORS' REPORT


         To the Board of Directors
         Advanced Optics Electronics, Inc.

         We have audited the accompanying balance sheets of Advanced Optics Electronics, Inc. (the "Company"), a development stage company, as of December 31, 2003, and the related statements of operations, stockholder's equity and other comprehensive loss and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Advanced Optics Electronics, Inc. for the period from May 22, 1996 (Inception) through December 31, 2001, were audited by other auditors who expressed unqualified opinions on those periods.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Optics Electronics, Inc. as of December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.


         /s/ Squar, Milner, Reehl & Williamson, LLP

         February 27, 2004
         Newport Beach, California

Page F-1

--------------------------------------------------------------------------------
                   ADVANCED OPTICS ELECTRONICS, INC.
                     (A Development Stage Company)
                             BALANCE SHEET
                           DECEMBER 31, 2003
--------------------------------------------------------------------------------
                                ASSETS

Current Assets
    Cash                                                         $  3,959,862
    Costs in excess of billings on uncompleted contract               795,000
    Marketable securities                                              56,749
    Other current assets                                               40,438
                                                                 ------------
            Total current assets                                    4,852,049

Property and Equipment, Net                                           116,751

Other Assets
    Investment in and advances to Biomoda, Inc.                       332,072
    Notes receivable                                                   35,000
                                                                 ------------
                                                                      367,072

                                                                 $  5,335,872
                                                                 ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                             $    181,624
    Accrued expenses                                                  266,653
    Convertible debentures                                            595,797
                                                                 ------------

         Total current liabilities                                  1,044,074
                                                                 ------------
Commitments and Contingencies

Stockholders' Equity
    Preferred stock, $0.001 par value, 10,000,000 shares
      authorized; no shares issued and outstanding                        --
    Common stock, $0.001 par value, 2,950,000,000 shares
      authorized; 2,755,136,349 shares issued and outstanding       2,755,136
    Treasury stock, 4,509,000 shares at cost                          (43,731)
    Notes receivable officer                                          (67,299)
    Additional paid in capital                                     15,956,321
    Accumulated other comprehensive income                             17,449
    Deficit accumulated during the development stage              (14,326,078)
                                                                 ------------

         Total stockholders' equity                                 4,291,798
                                                                 ------------
                                                                 $  5,335,872
                                                                 ============


--------------------------------------------------------------------------------
Page F-2                     See Accompanying Notes to the Financial Statements.

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
        For the Years Ended December 31, 2003 and 2002 and For Rhe Period
             From May 22, 1996 (Inception) Through December 31, 2003
--------------------------------------------------------------------------------

                                                                                                        MAY 22, 1996
                                                                                                         (INCEPTION)
                                                                                                           THROUGH
                                                                                                         DECEMBER 31,
                                                                      2003               2002               2003
                                                                ---------------    ---------------    ---------------
CONTRACT REVENUES                                               $            --    $            --    $            --

OPERATING EXPENSES
  General and administrative                                         (2,340,364)          (447,307)        (9,152,458)
  Payroll and related                                                  (835,156)          (367,482)          (835,156)
  Research and development                                              (60,838)           (65,989)        (1,392,911)
  Asset impairment                                                           --                 --           (227,570)
                                                                ---------------    ---------------    ---------------
                                                                     (3,236,358)          (880,778)       (11,608,095)

ESTIMATED LOSS ON CONTRACT                                              (50,000)          (297,000)        (1,255,000)
                                                                ---------------    ---------------    ---------------

OPERATING LOSS                                                       (3,286,358)        (1,177,778)       (12,863,095)
                                                                ---------------    ---------------    ---------------
OTHER (EXPENSE) INCOME
  Interest income                                                        10,987             15,426             82,369
  Loss on marketable equity securities                                       --                 --            (29,368)
  Other investment gains                                                     --                 --             59,784
  Loss from investment in Biomoda, Inc.                                 (49,548)           (15,566)          (339,298)
  Loss on disposal of assets                                                 --                 --             (4,306)
  Gain on extinguishment of debt                                         40,171                 --             40,171
  Interest expense                                                     (165,246)          (107,912)        (1,209,315)
                                                                ---------------    ---------------    ---------------
                                                                       (163,636)          (108,052)        (1,399,963)
                                                                ---------------    ---------------    ---------------
NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                                            (3,449,994)        (1,285,830)       (14,263,058)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE                                                                 --                 --            (63,020)
                                                                ---------------    ---------------    ---------------

NET LOSS                                                        $    (3,449,994)   $    (1,285,830)   $   (14,326,078)
                                                                ===============    ===============    ===============
Basic and diluted net loss before cumulative effect of change in accounting principle available to common shareholder
  per common share                                              $         (0.00)   $         (0.01)

Cumulative effect of change in accounting principle                        --                 --
                                                                ---------------    ---------------

Basic and diluted net loss available to common shareholder      $         (0.00)   $         (0.01)
  per common share                                              ===============    ===============

Basic and diluted weighted average common shares
  outstanding                                                     1,568,587,985        208,684,389
                                                                ===============    ===============

--------------------------------------------------------------------------------
Page F-3                     See Accompanying Notes to the Financial Statements.

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
         STATEMENTS OF STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE LOSS
     For The Period From May 22, 1996 (Inception) Through December 31, 2003
--------------------------------------------------------------------------------

                                            Preferred Stock            Common Stock                Treasury Stock
                                          -------------------   ---------------------------  --------------------------
                                            Shares    Amount        Shares         Amount       Shares         Amount
                                          ---------  --------   -------------    ----------  -------------   ----------

Balance at May 22, 1996 (Inception)              -   $     -               -     $       -              -            -
Stock issued to incorporators for cash           -         -         500,000           500              -            -
Stock issued for the net assets
  of PLZ Tech, Inc.                              -         -       4,500,000         4,500              -            -
Net loss                                         -         -               -             -              -            -
Other comprehensive loss,
  net of income taxes:
Unrealized holding gain on available
  for sale securities                            -         -               -             -              -            -
Comprehensive loss
                                          ---------  --------   -------------    ----------  -------------   ----------
Balance, December 31, 1996                       -         -       5,000,000         5,000              -            -
Stock issued for cash and services               -         -       2,281,212         2,281              -            -
Net loss                                         -         -               -             -              -            -
Other comprehensive loss,
  net of income taxes:
Unrealized holding gain on available
  for sale securities                            -         -               -             -              -            -
Comprehensive loss
                                          ---------  --------   -------------    ----------  -------------   ----------

Balance, December 31, 1997                       -         -       7,281,212         7,281              -            -
Stock issued for cash                            -         -      10,979,275        10,979              -            -
Stock issued for services                        -         -       2,751,000         2,751              -            -
Stock issued in exchange for
  note receivable                                -         -         315,000           315              -            -
Purchase and retirement of
  treasury stock                                 -         -        (472,200)         (472)             -            -
Net loss                                         -         -               -             -              -            -
Other comprehensive loss,
  net of income taxes:
Unrealized holding gain on available
  for sale securities                            -         -               -             -              -            -
Comprehensive loss
                                          ---------  --------   -------------    ----------  -------------   ----------

Balance, December 31, 1998                       -         -      20,854,287        20,854              -            -
Stock issued for cash                            -         -       8,681,624         8,682              -            -
Stock issued for services                        -         -      17,094,313        17,094              -            -
Intrinsic value of beneficial
  conversion feature of notes payable            -         -               -             -              -            -
Fair value of warrants related
   to notes payable                              -         -               -             -              -            -
Purchase and retirement of
   treasury stock                                -         -        (489,251)         (489)             -            -
Purchase of treasury stock                       -         -               -             -       (229,000)     (41,760)
Sale of treasury stock                           -         -               -             -         85,000       11,130
Net loss                                         -         -               -             -              -            -
Other comprehensive loss,
  net of income taxes:
Unrealized holding gain on available
  for sale securities                            -         -               -             -              -            -
Comprehensive loss
                                          ---------  --------   -------------    ----------  -------------   ----------

Balance, December 31, 1999                       -         -      46,140,973        46,141       (144,000)     (30,630)
Stock issued for cash                          710         1         782,000           782              -            -
Stock issued for services                        -         -       3,955,202         3,955              -            -
Purchase of treasury stock                       -         -               -             -        (63,500)     (46,486)
Sale of treasury stock                           -         -               -             -        142,400       22,542
Exercise of stock options for
   notes receivable                              -         -       1,850,000         1,850              -            -
Amortizaton of discount of
   convertible preferred stock                   -         -               -             -              -            -
Exercise of preferred stock
   conversion feature                            -         -       9,200,000         9,200              -            -
Issuance of convertible debentures               -         -               -             -              -            -
Exchange of preferred stock
   for convertible debentures                 (710)       (1)              -             -              -            -
Intrinsic value of
   convertible debenture                         -         -               -             -              -            -
De-investment in Wizard
   Technologies                                  -         -               -             -              -            -
Net loss                                         -         -               -             -              -            -
Other comprehensive loss,
  net of income taxes:
Unrealized holding gain on available
  for sale securities                            -         -               -             -              -            -
Comprehensive loss
                                          ---------  --------   -------------    ----------  -------------   ----------

Balance, December 31, 2000                       -         -      61,928,175        61,928        (65,100)     (54,574)
Stock issued for cash                            -         -       1,382,778         1,383              -            -
Stock issued for services                        -         -      10,461,498        10,461              -            -
Purchase of treasury stock                       -         -               -             -       (251,700)     (16,215)
Amortization of discount on
   convertible debenture                         -         -               -             -              -            -
Stock issued upon debt conversion                -         -       7,064,886         7,065              -            -
Net loss                                         -         -              -              -              -            -
                                          ---------  --------   -------------    ----------  -------------   ----------

Balance, December 31, 2001                       -         -      80,837,337        80,837       (316,800)     (70,789)

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
         STATEMENTS OF STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE LOSS
     For The Period From May 22, 1996 (Inception) Through December 31, 2003
--------------------------------------------------------------------------------

                                                                        Deficit
                                                                        Accumulated     Accumulated
                                          Additional                    During the      Other           Other          Total
                                            Paid In         N/R         Development     Comprehensive   Comprehensive  Stockholders'
                                           Capital      Stockholder     Stage           Loss            Loss           Deficit
                                          -----------   -----------    -------------    -------------   ------------   ------------

Balance at May 22, 1996 (Inception)       $        -    $        -     $          -     $          -    $         -    $         -
Stock issued to incorporators for cash        24,500             -                -                -              -         25,000
Stock issued for the net assets
  of PLZ Tech, Inc.                          281,096             -                -                -              -        285,596
Net loss                                          -              -          (76,902)               -              -        (76,902)
Other comprehensive loss,
  net of income taxes:
Unrealized holding gain on available
  for sale securities                             -              -                -                -              -             -
                                                                                                        ------------
Comprehensive loss                                                                                      $         -
                                          -----------   -----------    -------------    -------------   ------------   ------------

Balance, December 31, 1996                   305,596             -          (76,902)               -              -        233,694
Stock issued for cash and services           362,720             -                -                -              -        365,001
Net loss                                          -              -          (84,690)               -              -        (84,690)
Other comprehensive loss,
  net of income taxes:
Unrealized holding gain on available
  for sale securities                             -              -                -                -              -             -
                                                                                                        ------------
Comprehensive loss                                                                                      $         -
                                          -----------   -----------    -------------    -------------   ------------   ------------

Balance, December 31, 1997                   668,316             -         (161,592)               -              -        514,005
Stock issued for cash                      1,281,728             -                -                -              -      1,292,707
Stock issued for services                    293,719             -                -                -              -        296,470
Stock issued in exchange for
  note receivable                             28,685             -                -                -              -         29,000
Purchase and retirement of
  treasury stock                             (39,913)            -                -                -              -        (40,385)
Net loss                                           -             -         (752,111)               -              -       (752,111)
Other comprehensive loss,
  net of income taxes:
Unrealized holding gain on available
  for sale securities                             -              -                -                -              -             -
                                                                                                        ------------
Comprehensive loss                                                                                      $         -
                                          -----------   -----------    -------------    -------------   ------------   ------------

Balance, December 31, 1998                 2,232,535             -         (913,703)               -              -      1,339,686
Stock issued for cash                        855,101             -                -                -              -        863,783
Stock issued for services                  1,469,320             -                -                -              -      1,486,414
Intrinsic value of beneficial
  conversion feature of notes payable        174,610             -                -                -              -        174,610
Fair value of warrants related
   to notes payable                          125,000             -                -                -              -        125,000
Purchase and retirement of
   treasury stock                            (10,643)            -                -                -              -        (11,132)
Purchase of treasury stock                         -             -                -                -              -        (41,760)
Sale of treasury stock                        24,334             -                -                -              -         35,464
Net loss                                           -             -       (2,765,862)               -              -     (2,765,862)
Other comprehensive loss,
  net of income taxes:
Unrealized holding gain on available
  for sale securities                             -              -                -                -              -             -
                                                                                                        ------------
Comprehensive loss                                                                                      $         -
                                          -----------   -----------    -------------    -------------   ------------   ------------

Balance, December 31, 1999                 4,870,257             -       (3,679,565)               -              -      1,206,203
Stock issued for cash                      1,012,710             -                -                -              -      1,013,492
Stock issued for services                  1,726,197             -                -                -              -      1,730,152
Purchase of treasury stock                         -             -                -                -              -        (46,486)
Sale of treasury stock                        54,771             -                -                -              -         77,313
Exercise of stock options for
   notes receivable                          220,150      (193,427)               -                -              -         28,573
Amortizaton of discount of
   convertible preferred stock               159,677             -                -                -              -        159,677
Exercise of preferred stock
   conversion feature                        533,678             -                -                -              -        542,878
Issuance of convertible debentures           263,830             -                -                -              -        263,830
Exchange of preferred stock
   for convertible debentures               (869,678)            -                -                -              -       (869,678)
Intrinsic value of
   convertible debenture                     227,898             -                -                -              -        227,898
De-investment in Wizard
   Technologies                              (59,583)            -                -                -              -        (59,583)
Net loss                                           -             -       (3,827,873)               -              -     (3,827,873)
Other comprehensive loss,
  net of income taxes:
Unrealized holding gain on available
  for sale securities                             -              -                -                -              -             -
                                                                                                        ------------
Comprehensive loss                                                                                      $         -
                                          -----------   -----------    -------------    -------------   ------------   ------------


Balance, December 31, 2000                 8,139,907      (193,427)      (7,507,438)               -              -        446,396
Stock issued for cash                         66,844             -                -                -              -         68,227
Stock issued for services                    412,284             -                -                -              -        422,745
Purchase of treasury stock                         -             -                -                -              -        (16,215)
Amortization of discount on
   convertible debenture                     143,875             -                -                -              -        143,875
Stock issued upon debt conversion            147,008             -                -                -              -        154,073
Net loss                                           -             -       (1,985,142)               -              -     (1,985,142)
Other comprehensive loss,
  net of income taxes:
Unrealized holding gain on available
  for sale securities                             -              -                -                -              -             -
                                                                                                        ------------
Comprehensive loss                                                                                      $         -
                                          -----------   ----------     -------------    -------------   ------------   ------------

Balance, December 31, 2001                 8,909,918      (193,427)      (9,492,580)               -              -       (766,041)

--------------------------------------------------------------------------------
Page F-4                     See accompanying notes to the financial statements.

                                           Preferred Stock             Common Stock                Treasury Stock
                                          -------------------   ---------------------------  --------------------------
                                            Shares    Amount        Shares         Amount       Shares         Amount
                                          ---------  --------   -------------    ----------  -------------   ----------
Stock issued for cash                            -         -     315,845,000       315,845              -            -
Stock issued for services                        -         -     115,768,000       115,768              -            -
Purchase of treasury stock                       -         -              -             -      (1,400,000)      (8,732)
Sale of treasury stock                           -         -              -             -         507,800       72,887
Exercise of stock options for
   notes receivable                              -         -       1,100,000         1,100              -            -
Advances to officer                              -         -              -             -               -            -
Reclass of accrued interest
   with note receivable                          -         -              -             -               -            -
Stock issued upon debt conversion                -         -      78,695,566        78,696              -            -
Retroactive application of
   equity method for investment
   in Bio Moda, Inc.                             -         -              -             -               -            -
Net loss                                         -         -              -             -               -            -
Other comprehensive loss,
  net of income taxes:
Unrealized holding gain on available
  for sale securities                            -         -               -             -              -            -
Comprehensive loss
                                          ---------  --------   -------------    ----------  -------------   ----------

Balance, December 31, 2002                       -         -     592,245,903       592,246     (1,209,000)      (6,634)
Stock issued for cash                            -         -    1,477,760,00     1,477,760              -            -
Stock issued for services                        -         -     367,249,994       367,250              -            -
Purchase of treasury stock                       -         -              -             -     (13,250,000)     (61,943)
Sale of treasury stock                           -         -              -             -       9,950,000       24,846
Accrued interest on advances
   to officer                                    -         -              -             -               -            -
Cancellation of stock issued
   for note receivable                           -         -      (2,950,000)       (2,950)
Stock issued upon debt conversion,
   including $67,000 of interest                 -         -     320,830,452       320,830              -            -
Net loss                                         -         -
Other comprehensive loss,
  net of income taxes:
Unrealized holding gain on available
  for sale securities                            -         -               -             -              -            -
Comprehensive loss
                                          ---------  --------   -------------    ----------  -------------   ----------

Balance, December 31, 2003                       -   $     -    2,755,136,34   $ 2,755,136     (4,509,000)   $ (43,731)
                                          =========  ========   =============    ==========  =============   ==========

                                                                        Deficit
                                                                        Accumulated     Accumulated
                                          Additional                    During the      Other           Other          Total
                                            Paid In         N/R         Development     Comprehensive   Comprehensive  Stockholders'
                                           Capital      Stockholder     Stage           Loss            Loss           Deficit
                                          -----------   -----------    -------------    -------------   ------------   -------------

Stock issued for cash                        229,816             -                -                -              -         545,661
Stock issued for services                    366,301             -                -                -              -         482,069
Purchase of treasury stock                         -             -                -                -              -          (8,732)
Sale of treasury stock                       (65,058)            -                -                -              -           7,829
Exercise of stock options for
   notes receivable                           20,900       (22,000)               -                -              -              -
Advances to officer                                -       (34,300)               -                -              -         (34,300)
Reclass of accrued interest
   with note receivable                            -       (59,175)               -                -              -         (59,175)
Stock issued upon debt conversion            348,324             -                -                -              -         427,020
Retroactive application of
   equity method for investment
   in Bio Moda, Inc.                               -             -          (97,674)               -              -         (97,674)
Net loss                                           -             -       (1,285,830)               -              -      (1,285,830)
Other comprehensive loss,
  net of income taxes:
Unrealized holding gain on available
  for sale securities                             -              -                -                -              -             -
                                                                                                        ------------
Comprehensive loss                                                                                      $         -
                                          -----------   -----------    -------------    -------------   ------------   -------------

Balance, December 31, 2002                 9,810,201      (308,902)     (10,876,084)               -              -        (789,173)
Stock issued for cash                      4,553,055             -                -                -              -       6,030,815
Stock issued for services                  1,464,845             -                -                -              -       1,832,095
Purchase of treasury stock                         -             -                -                -              -         (61,943)
Sale of treasury stock                        31,707             -                -                -              -          56,553
Accrued interest on advances
   to officer                                      -        (2,397)               -                -              -          (2,397)
Cancellation of stock issued
   for note receivable                      (241,050)      244,000                -                -              -              -
Stock issued upon debt conversion,
   including $67,000 of interest             337,563             -                -                -              -         658,393
Net loss                                                                 (3,449,994)               -              -      (3,449,994)
Other comprehensive loss,
  net of income taxes:
Unrealized holding gain on available
  for sale securities                             -              -                -           17,449         17,449          17,449
                                                                                                        ------------
Comprehensive loss                                                                                      $    17,449              -
                                          -----------   -----------    -------------    -------------   ============   -------------

Balance, December 31, 2003               $15,956,321    $  (67,299)    $(14,326,078)    $     17,449                   $  4,291,798
                                          ===========   ===========    =============    =============                  =============

--------------------------------------------------------------------------------
Page F-5                     See accompanying notes to the financial statements.

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
        for the Years Ended December 31, 2003 and 2002 and for the Period
             From May 22, 1996 (Inception) Through December 31, 2003
--------------------------------------------------------------------------------

                                                                                                                MAY 22, 1996
                                                                                                                 (INCEPTION)
                                                                                                                   THROUGH
                                                                                                                 DECEMBER 31,
                                                                                   2003            2002             2003
                                                                               ------------    ------------    ------------
Cash flows from operating activities:
         Net loss                                                              $ (3,449,994)   $ (1,285,830)   $(14,326,078)
         Adjustments to reconcile net loss to net cash
           used in operating activities:
                Intrinsic value of conversion features                                   --              --         610,603
                Write off of organization costs                                          --              --          63,020
                Amortization of discount on convertible notes and
                  preferred stock                                                        --              --         295,209
                Loss on marketable securities                                            --              --          29,368
                Loss on disposal of assets                                               --              --           4,306
                Loss on investment in Biomoda, Inc.                                  49,548          15,566         339,298
                Issuance of common stock for services                             1,832,095         482,069       6,249,946
                Issuance of notes payable for services                                   --              --          50,000
                Increase in excess of costs and earnings over billings
                on uncompleted contract                                            (169,651)       (309,785)     (2,050,000)
                Increase in allowance for loss on contract                           50,000         297,000       1,255,000
                Gain on extinguishment of debt                                      (40,170)             --         (40,170)
                Interest accrued on convertible debentures                           81,058         107,229         309,504
                Interest earned on note receivable from stockholder and
                  related parties                                                    (2,397)        (15,426)        (17,823)
                Depreciation and amortization                                        73,604          93,355         611,564
                Bad debt expense                                                         --          15,000          15,000
                Asset impairment                                                         --              --         227,570
                Other non-cash expenses                                                  --              --          33,447
                Accrued interest                                                         --              --          30,667
         Changes in operating assets and liabilities:
                Other current assets                                                 11,804          28,442         (74,923)
                Accounts payable and accrued expenses                               (78,636)         59,221         254,144
                                                                               ------------    ------------    ------------
         Net cash used in operating activities                                   (1,642,739)       (513,159)     (6,130,348)
                                                                               ------------    ------------    ------------
Cash flows from investing activities:
         Purchases of property and equipment                                        (65,105)         (7,240)       (454,937)
         Proceeds from sale of property and equipment                                    --              --          23,800
         Investment in Biomoda, Inc.                                                     --              --        (383,845)
         Proceeds from sale of Biomoda, Inc. stock                                       --          28,930          28,930
         Advances to Biomoda, Inc.                                                 (278,023)        (38,432)       (316,455)
         Sale of marketable securities                                                   --              --          40,665
         Purchases of marketable securities                                         (39,300)             --        (109,334)
         Decrease in certificates of deposit                                             --              --              --
         Increase in notes receivable                                               (35,000)             --         (35,000)
         Purchase of other assets                                                        --              --        (245,579)
                                                                               ------------    ------------    ------------
         Net cash used in investing activities                                     (417,428)        (16,742)     (1,451,755)
                                                                               ------------    ------------    ------------
Continued....

--------------------------------------------------------------------------------
Page F-6                     See Accompanying Notes to the Financial Statements.

                                                                                                                MAY 22, 1996
                                                                                                                 (INCEPTION)
                                                                                                                   THROUGH
                                                                                                                 DECEMBER 31,
                                                                                   2003            2002             2003
                                                                               ------------    ------------    ------------
Cash  flows from financing activities:
         Principal repayments on notes payable and capital leases                   (38,110)         (8,111)       (269,987)
         Proceeds from notes payable                                                     --              --         622,776
         Issuance of common stock for cash                                        6,030,815         545,661      10,204,687
         (Increase) decrease in note receivable stockholder                              --         (34,300)         (5,422)
         Proceeds from sale of treasury stock                                        56,553           7,829         177,159
         Purchase of treasury stock                                                 (61,943)         (8,732)       (216,653)
         Proceeds from issuance of convertible debt                                 210,965              --       1,270,965
         Principal repayments on convertible debt                                  (228,109)        (13,451)       (241,560)
                                                                               ------------    ------------    ------------
         Net cash provided by financing activities                                5,970,171         488,896      11,541,965
                                                                               ------------    ------------    ------------
Net (decrease) increase in cash                                                   3,910,004         (41,005)      3,959,862
Cash at beginning of period                                                          49,858          90,863              --
                                                                               ------------    ------------    ------------
Cash at end of period                                                          $  3,959,862    $     49,858    $  3,959,862
                                                                               ============    ============    ============
Supplemental  disclosure  of cash flow  information  -
        Cash paid during the year for:
                Interest                                                       $     23,221    $        683
                                                                               ============    ============
                Income taxes                                                   $         50    $        800
                                                                               ============    ============

See accompanying notes to the financial statements for additional information relating to non-cash investing and financing activities during the years ended December 31, 2003 and 2002.


--------------------------------------------------------------------------------
Page F-7                     See Accompanying Notes to the Financial Statements.

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations
-------------------------------------

Advanced Optics Electronics, Inc. (the "Company") is a development stage technology company with its principal focus on the development and production of large-scale flat panel displays and trades on the Over The Counter Bulletin Board under the symbol "ADOT." The market for the large-scale flat panel displays will include advertising billboards, flat panel computer monitors and cockpit displays. The Company plans to focus on producing and selling the large-scale flat panel displays for outdoor advertising billboards.

The Company has obtained a contract to produce two outdoor advertising billboards using its flat panel display technology. This is the first commercial application of the Company's technology. The success of the Company will depend on its ability to commercialize its technology, complete this contract and obtain additional contracts. As of December 31, 2003, completion of this contract was behind schedule.

While management believes the contract will ultimately be completed, there can be no certainty that this will be accomplished because the technology has not yet been used in a commercial application. In addition, the Company may be required to obtain additional capital in order to fund the completion of the contract.

Since May 22, 1996 ("Inception"), the Company has primarily been engaged in the research and development of its product. Once the research and development is complete, the Company will begin to manufacture and obtain new contracts. The Company is in the development stage and has not generated revenues from any product sales. The Company believes that its planned products will produce sufficient revenues in the future. There are no assurances, however, that the Company will be able to produce such products, or if produced, that they will be accepted in the market place.

Development Stage
-----------------

The Company has been in the development stage since Inception, and has not generated any revenues from operations and there is no assurance of any future revenues.

The  Company  may  require  additional  funding  for  continuing   research  and
development, obtaining acceptance in the market place and for the commercialization of its product. There can be no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

--------------------------------------------------------------------------------
Page F-8

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Development Stage (continued)
-----------------------------

Management has taken action to address these matters, which include:

     o Retention of experienced management personnel with particular skills in the development and commercialization of such product.

     o    The Company is seeking new contracts.

     o The Company has an equity method investment in a start-up company, which management hopes will be profitable (see Note 4).

     o The Company is seeking investment capital through the public markets (see Note 9).

Management plans to obtain revenues from product sales, but there are no significant commitments for purchases of any of the proposed products. In the absence of significant sales and profits, the Company may seek to raise additional funds to match its working capital requirements through the additional sales of debt and equity securities, there is no assurance that the Company will be able to obtain sufficient additional funds when needed, although such funds, if available, will be obtainable on terms satisfactory to the Company. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2003, the Company has positive working capital of $3,808,000 including approximately $3,960,000 of cash. Management believes that such cash balance at December 31, 2003 will be sufficient to satisfy working capital needs through December 31, 2004.

Concentrations of Credit Risk
-----------------------------

The financial instruments that potentially expose the Company to a concentration of credit risk principally consist of cash. The Company places its cash with high credit quality institutions.

From time to time the Company maintains cash balances at certain financial institutions in excess of the Federal Deposit Insurance Corporation ("FDIC") limit of $100,000. At December 31, 2003, such balances in excess of the FDIC limit approximated $3,600,000.

--------------------------------------------------------------------------------
Page F-9

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Risks and Uncertainties
-----------------------

The Company operates in a highly competitive industry that is subject to intense competition. The Company has no operating history and has not generated revenue from its business operations. As a development stage entity, the Company faces risks and uncertainties relating to its ability to successfully implement its business strategy. Among other things, these risks include the ability to develop and sustain revenue growth; managing expanding operations; competition; attracting, retaining and motivating qualified personnel; maintaining and developing new strategic relationships; and the ability to anticipate and adapt to the changing markets. Therefore, the Company may be subject to uncertainties, including financial, operational, technological, regulatory and other risks associated with an emerging business, including the potential risk of business failure.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, deferred tax valuation allowances, realization of costs in excess of billings on uncompleted contracts, estimation of costs for long-term contracts, allowance for loss on contracts, recoverability of investment in and advances to Biomoda, valuation of marketable securities and the valuation of other assets. Actual results could materially differ from those estimates.

Property and Equipment
----------------------

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


--------------------------------------------------------------------------------
Page F-10

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003
--------------------------------------------------------------------------------


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-Lived Assets
-----------------

Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which supercedes SFAS 121, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sales, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated commitments to plan to sell such assets, as defined, by management. As a result, management cannot determine the potential effects that adoption of SFAS 144 will have on the financial statements with respect to future disposal decisions, if any. At December 31, 2003, management has determined that no such review for impairment was required and therefore, no adjustments have been made to the carrying values of long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products or services will increase, which could result in impairment of long-lived assets.


--------------------------------------------------------------------------------
Page F-11

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003
--------------------------------------------------------------------------------
1. ORGANIZATIN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition
-------------------

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. As the Company accounts for long-term contracts in accordance to Statements of Position ("SOP") 81-1 (see below), management believes that the Company's revenue recognition policy conforms to SAB 101.

In accordance with SOP 81-1,  "Accounting  for Performance of  Construction-Type
and Certain Production-Type Contracts," the Company accounts for revenue and costs related to its long-term contract in process by the completed-contract method, whereas during the period from Inception to December 31, 1999, revenue and costs were determined by the percentage-of-completion method. The completed-contract method of accounting was adopted in 2000 due to the Company's uncertainty regarding contract cost estimates. The financial statements of the period from Inception to December 31, 1999, were restated to apply the completed contract method retroactively. The effect of the accounting change had no effect on net loss or loss per share previously reported for 1999 or for the period from Inception to December 31, 1999.

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

Costs in excess of amounts billed are classified as current assets under costs in excess of billings on uncompleted contract.

The contract to produce two outdoor advertising billboards totals $1.7 million, with $885,000 assigned to the first unit. An estimated loss of approximately $1,255,000 from production of the first unit has been recognized through December 31, 2003, which includes a current year loss approximating $50,000. The Company's estimated cost to complete, as of December 31, 2003 is $240,000, which is expected to be funded with cash, billings on the contract and proceeds from the issuance of the Company's common stock.

The anticipated delivery date of the first unit is in November 2004. Unanticipated delays have postponed delivery resulting in an amended delivery date. During the contract period, the Company is entitled to bill the customer as the following milestones are met:


--------------------------------------------------------------------------------
Page F-12

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

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

Basic and Diluted Loss Per Common Share
---------------------------------------

Under SFAS 128, "Earnings Per Share," basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common share were dilutive (using the treasury stock method). There were no additional potential shares of common stock at December 31, 2003 and 2002. Because the Company has incurred net losses, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive.

--------------------------------------------------------------------------------
Page F-13

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003
--------------------------------------------------------------------------------


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

--------------------------------------------------------------------------------
Page F-14

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation (continued)
------------------------------------

At December 31, 2003, the Company has one stock-based employee compensation plan (the "Plan"), which is described more fully in Note 7. The Company accounts for the Plan under the recognition and measurement principles of APB 25, and related interpretation. No stock-based compensation cost is recognized in net loss. Stock options granted under the Plan have exercise prices equal to the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net income and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                                                2003           2002
                                            -------------  -------------

Net loss:
  As reported                               $ (3,449,994)  $ (1,285,830)
  Deduct: Total stock-based employee
     compensation expense determined
     under fair value based method
     for all awards                                   -         (30,000)
                                            -------------  -------------
 Pro forma                                  $ (3,449,994)  $ (1,315,830)
                                            =============  =============

Basic and diluted net loss per common share:
  As reported                               $      (0.00)  $      (0.01)
                                            =============  =============
  Pro forma                                 $      (0.00)  $      (0.01)
                                            =============  =============

The  above  pro  forma  effects  of  applying  SFAS  123  are  not   necessarily
representative of the impact on reported net loss for future years.

Fair Value of Financial Instruments
-----------------------------------

SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, marketable securities, accounts payables, accrued expenses and convertible debentures approximates their estimated fair values due to the short-term maturities of those financial instruments. The fair value of related party transactions is not determinable due to their related party nature.


--------------------------------------------------------------------------------
Page F-15

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Marketable Securities
---------------------

The Company classifies its investments in marketable securities as "available-for sale" in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The Company does not have any investments classified as "trading" or "held to maturity".

Available-for-sale securities consist of equity securities and are carried at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income. The fair value of investment securities was determined based on available market information.

Comprehensive Loss
------------------

The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized holding gains and losses, net of related tax effects, on available for sale securities to be included in comprehensive loss until realized.

Advertising
-----------

The Company expenses the cost of advertising when incurred. Advertising costs for the years ended December 31, 2003 and 2002 were immaterial to the financial statements, and are included in general and administrative expenses in the accompanying statement of operations.

Significant Recent Accounting Pronouncements
--------------------------------------------

SFAS 146, "Accounting for Costs Associated with Exit and Disposal Activities," was issued in June 2002 and is effective for exit and disposal activities initiated after December 31, 2002. The Company did not have any such activities during fiscal 2003. SFAS No. 147 relates exclusively to certain financial institutions, and thus does not apply to the Company.

In November 2002, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure requirements became applicable in 2002. The Company is complying with the disclosure requirements of FIN No. 45. The other requirements of this pronouncement did not materially affect the Company's financial statements.

--------------------------------------------------------------------------------
Page F-16

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Significant Recent Accounting Pronouncements (continued)
--------------------------------------------------------

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (1) the equity investors do not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined ("SBIs"), are as follows: (a) For interests in special-purpose entities: periods ended after December 15, 2003; and (b) For all other VIEs: periods ending after December 15, 2004. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs. The Company is evaluating the effects of FIN No. 46 (as amended) on its financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This pronouncement is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions), and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for public companies as follows: (i) in November 2003, the FASB issued FASB Staff Position ("FSP") FAS 150-03 ("FSP 150-3"), which defers indefinitely (a) the measurement and classification guidance of SFAS No. 150 for all mandatorily redeemable non-controlling interests in (and issued by) limited-life consolidated subsidiaries, and (b) SFAS No. 150's measurement guidance for other types of mandatorily redeemable non-controlling interests, provided they were created before November 5, 2003; (ii) for financial instruments entered into or modified after May 31, 2003 that are outside the scope of FSP 150-3; and (iii) otherwise, at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on the aforementioned effective dates. The adoption of this pronouncement did not have a material impact on the Company's results of operations or financial condition.


--------------------------------------------------------------------------------
Page F-17

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Significant Recent Accounting Pronouncements (continued)
--------------------------------------------------------

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Reclassifications
-----------------

Certain   amounts   presented  in  the  2002  financial   statements  have  been
reclassified to conform to the current year's presentation.


2. COSTS AND BILLINGS ON UNCOMPLETED CONTRACTS

Costs and billings on uncompleted contracts are summarized as follows at December 31, 2003:


Costs incurred on uncompleted contract               $  2,140,000
Billings on uncompleted contract                          (90,000)
Less allowance for loss on contract                    (1,255,000)
                                                     -------------

                                                     $    795,000
                                                     =============


3. PROPERTY AND EQUIPMENT

Property and equipment consist approximately of the following at December 31, 2003:

Machinery and equipment                              $    344,000
Furniture and fixtures                                     84,000
Automobiles                                                43,000
Leasehold improvements                                     21,000
                                                     -------------
                                                          492,000

Less accumulated depreciation and amortization           (375,000)
                                                     -------------

                                                     $    117,000
                                                     =============



--------------------------------------------------------------------------------
Page F-18

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003
--------------------------------------------------------------------------------

4. RELATED PARTY TRANSACTIONS

Notes Receivable
----------------

As of December 31, 2003 and 2002, the Company has net advances to an officer approximating $67,300. The advances accrue interest at rates ranging from 5% to 6% (interest income was insignificant for the years ended December 31, 2003 and 2002) and are due on demand. As these notes receivable are with the majority shareholder and a Company officer, the Company has classified these amounts as a decrease to stockholders' equity at December 31, 2003.

In August 2003, the Company advanced an aggregate of $35,000 to third parties as notes receivable. The advances, including interest ranging from 5% to 7% mature through July 2004.

During fiscal 2003, the Company advanced approximately $280,000 to Biomoda (see below) under an existing line of credit agreement (the "Line"). The advances accrue interest at 5%, are due on demand and the Line has no established advance limit. The Company is committed to advancing Biomoda capital until Biomoda has raised sufficient capital under its initial offering (see below). The related advances are included in investment in and advances to Biomoda in the accompanying balance sheet.

Investment In and Advances To Biomoda, Inc.
-------------------------------------------

As of December 31, 2003, the Company owned approximately 1,072,000 or 15.9% of the 6,737,000 outstanding shares of Biomoda, a development stage company involved primarily in the development of technology for the early detection of lung cancer. In addition, two of the Company's officers own approximately 15%, collectively, of the outstanding shares of common stock of Biomoda. As a development stage company, Biomoda has not had any revenues as of December 31, 2003.

Biomoda filed a SB-2 registration statement with the Securities and Exchange Commission, in which they are offering 5,000,000 shares of their common stock. The initial offering price is $6.00 per share, however the price that Biomoda, and the Company, will be able to sell the shares is not determinable, as no shares have been issued as of the filing of these financial statements. A market for Biomoda's shares has not been established; therefore the potential value of the Company's investment cannot be measured. There can be no assurance that if the Company was to sell such investment that it would be able to on terms favorable to the Company or for the initial offering price. Factors such as dilution, blockage and a lack of market may be encountered.

For the year ended December 31, 2001, the Company reported it's investment under the cost method since its ownership was not sufficient for the investment to be accounted for using the equity method. During 2002, the Company's influence over Biomoda increased such that the investment qualified for accounting under the equity method. The Company has recognized the proportionate interest in Biomoda's net loss for the years ended December 31, 2003 and 2002 in the accompanying statements of operations. Retroactive recognition of the Biomoda losses prior to fiscal 2002 amounted to $97,674 and was recorded directly to the Company's deficit accumulated during the development stage at December 31, 2002.

The carrying value of the investment as of December 31, 2003 is the original investment cost adjusted by the Company's proportionate interest in losses reported by the investee through December 31, 2003.




--------------------------------------------------------------------------------
Page F-19

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003
--------------------------------------------------------------------------------


4. RELATED PARTY TRANSACTIONS (continued)

Investment In and Advances To Biomoda, Inc. (continued)
-------------------------------------------------------

During the year ended December 31, 2002, the Company sold a portion of its interest in Biomoda to an individual for proceeds of $28,930.

A summary of the investment is as follows:

       Original cost                                    $  383,845
       Equity in loss of investment                       (296,798)
       Amortization of excess of cost over book value      (42,500)
       Sale of investment                                  (28,930)
       Advances on line of credit                          316,455
                                                        ----------
                                                        $  332,072
                                                        ==========

5.  CONVERTIBLE DEBENTURES

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

On September 15, 2000, the Company issued $500,000 of the initial $2,000,000 in unsecured convertible debentures discussed above. Effective as of the issuance date, the debentures are convertible into shares of common stock at the lesser of a 25 percent discount to the average of the three lowest closing bid prices during the thirty trading days prior to the issue date of this note and a 20 percent discount to the average of the three lowest closing bid prices for the ninety trading days prior to the conversion date, as defined. The debentures were issued in exchange for $430,000 in cash, $20,000 in legal services and $50,000 in commissions. The commissions have been capitalized as debt origination costs and are being amortized to interest expense over the life of the debentures. The embedded intrinsic value of the beneficial conversion feature was estimated to be approximately $239,000, which was immediately charged to interest expense. The convertible debentures also include detachable warrants for the purchase of 500,000 shares of common stock at an exercise price of $0.38 per share, which vested upon grant and expire in September 2005. Management has estimated the fair market value of these warrants at $25,000 (based on the Black Scholes pricing model pursuant to SFAS 123 and EITF 00-27) and immediately charged such amounts to interest expense. During the year ended December 31, 2003, the Company settled amounts owed and in connection with such settlement, the Company recorded a gain on extinguishment of approximately $40,000, which is included in the accompanying statement of operations.


--------------------------------------------------------------------------------
Page F-20

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003
--------------------------------------------------------------------------------


5. CONVERTIBLE DEBENTURES (continued)

On November 7, 2000, the Company entered into an agreement that modified outstanding convertible preferred agreements. The new agreement resulted in the exchange of outstanding preferred stock for the Company's 7.5% convertible debentures and other consideration. The total amount of the convertible debentures approximated $741,000, including $31,000 of interest. The debentures are convertible into shares of common stock at the lesser of the stock's closing price on March 8, 2000 and 77.5% of the average of the five lowest closing bid prices for 20 days before November 2, 2000. The intrinsic value of the conversion feature was estimated to be approximately $228,000, which was immediately charged to expense. The convertible debentures also include detachable warrants for the purchase of 71,000 shares of common stock, which value was insignificant. The principal balance of the convertible debentures at December 31, 2003 totaled approximately $546,000.

During 2001, the Company issued convertible debentures totaling $500,000. The debentures are convertible into shares of common stock at the lesser of (i) 75 percent of the average of the three lowest closing bid prices for 30 days before August 30 and November 19, 2001 or (ii) 80% of the average of the three lowest closing bids during the 90 days prior to the conversion date. The embedded intrinsic value of the beneficial conversion feature was estimated to be $143,875 and immediately charged to interest expense. The convertible debentures also include detachable warrants for the purchase of 500,000 shares of common stock, of which 300,000 shares are exercisable at $0.31 and 200,000 shares are $0.33 and vested immediately. Management has determined that the estimated fair market value of these warrants was insignificant. The principal balance at December 31, 2003 totaled approximately $50,000.

During the years ending December 31, 2003 and 2002, approximately 320,830,000 and 78,696,000 shares of common stock were issued upon conversion of approximately $658,000 and $430,000 of debenture principal and interest, respectively (see Note 7).


--------------------------------------------------------------------------------
Page F-21

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003
--------------------------------------------------------------------------------

6. INCOME TAXES

During fiscal 2003 and 2002, the provision for taxes (substantially all deferred) differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before provision for taxes as a result of the following:


                                                                   2003            2002
                                                              -------------   -------------

Computed "expected" tax (benefit) expense                     $ (1,139,000)   $   (435,000)

Addition to (reduction) in income   taxes resulting from:
    State income taxes, net of federal benefit                    (195,000)        (85,000)
    Change in deferred tax asset valuation allowance             1,297,000         402,000
    Other                                                           37,000         118,000
                                                              -------------     -----------
                                                              $          -      $        -
                                                              =============     ===========

The total valuation allowance increased by $1,297,000 and $402,000 during the years ended December 31, 2003 and 2002, respectively.

The effects of temporary differences that give rise to significant portions of the deferred taxes at December 31, 2003 are presented below:


Deferred tax asset:
    Tax net operating loss carryforwards                $     4,933,000
    Allowance for doubtful accounts                             502,000
                                                        ----------------
                                                              5,435,000
Deferred tax asset valuation allowance                       (5,435,000)
                                                        ----------------
                                                        $            -
                                                        ================

At December 31, 2003, the Company had tax net operating loss carryforwards of approximately $12,840,000 and $6,420,000 available to offset future taxable federal and state income, respectively. If not utilized to offset future taxable income, the carryforwards will expire in various years through 2023. In the event the Company was to experience a greater than 50% change in ownership as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's tax net operating loss carryforwards could be severely restricted.



--------------------------------------------------------------------------------
Page F-22

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003
--------------------------------------------------------------------------------

7. STOCKHOLDERS' EQUITY

Preferred Stock
---------------

The Company's articles of incorporation authorize up to 10,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time as the Board of Directors determine. As of December 31, 2003, there were no shares of preferred stock outstanding.

Treasury Stock
--------------

During the year ended December 31, 2003, the Company purchased 13,250,000 shares of treasury stock for approximately $62,000 in cash.

During the year ended December 31, 2003, the Company sold 9,950,000 shares of treasury stock for approximately $57,000 in cash, which the Company originally repurchased for approximately $25,000.

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

On October 29, 2003, the Company's Board of Directors authorized the change in the total number of common shares, which the Company is authorized to issue from the current authorized of 2,500,000,000 to 2,750,000,000 common shares.

On December 17, 2003, the Company's Board of Directors authorized the change in the total number of common shares, which the Company is authorized to issue from the current authorized of 2,750,000,000 to 2,950,000,000 common shares.

During the year ended December 31, 2002, the Company sold 315,845,000 shares of common stock for $545,661 in cash; all shares were sold for less than $0.01.



--------------------------------------------------------------------------------
Page F-23

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003
--------------------------------------------------------------------------------
7. STOCKHOLDERS' EQUITY (continued)

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


--------------------------------------------------------------------------------
Page F-24

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003
--------------------------------------------------------------------------------

7. STOCKHOLDERS' EQUITY (continued)

Common Stock (continued)
------------------------

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

During the year ended December 31, 2003, the Company sold approximately 1,236,910,000 shares of common stock for cash approximating $2,680,000; all shares were sold for less than $0.01.

During the year ended December 31, 2003, the Company sold approximately 179,100,000 shares of common stock for cash approximating $2,343,000; all shares were sold for approximately $0.01.

During the year ended December 31, 2003, the Company sold approximately 49,750,000 shares of common stock for cash approximating $779,000; all shares were sold for approximately $0.02.

During the year ended December 31, 2003, the Company sold approximately 12,000,000 shares of common stock for cash approximating $229,000; all shares were sold for approximately $0.03.

During the year ended  December  31,  2003,  the  Company  issued  approximately
251,650,000 shares of common stock for services, which were valued at approximately $555,000 (based on the closing market price on the date of grant, which was less than $0.01). The Company recorded such amounts in the accompanying statement of operations.


--------------------------------------------------------------------------------
Page F-25

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003
--------------------------------------------------------------------------------

7. STOCKHOLDERS' EQUITY (continued)

Common Stock (continued)
------------------------

During the year ended  December  31,  2003,  the  Company  issued  approximately
87,600,000 shares of common stock for services, which were valued at approximately $713,000 (based on the closing market price on the date of grant, which approximated $0.01). The Company recorded such amounts in the accompanying statement of operations.

During the year ended  December  31,  2003,  the  Company  issued  approximately
20,500,000 shares of common stock for services, which were valued at approximately $367,000 (based on the closing market price on the date of grant, which approximated $0.02). The Company recorded such amounts in the accompanying statement of operations.

During the year ended December 31, 2003, the Company issued approximately 7,500,000 shares of common stock for services, which were valued at approximately $197,000 (based on the closing market price on the date of grant, which approximated $0.03). The Company recorded such amounts in the accompanying statement of operations.

During the year ended December 31, 2003, in accordance with the applicable convertible note payable agreement, the Company issued approximately 320,830,000 shares of common stock at conversion prices of less than $0.01 in connection with the conversion of notes payable principal approximating $591,000 and accrued interest approximating $67,000.

In December 2003, the Company cancelled notes receivable from an officer in lieu of the return of 2,950,000 shares of common stock to the Company (which were cancelled) that were originally granted in fiscal 2000 and 2002 from the exercise of stock options for such notes receivable.

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

In August 2002, in connection with a settlement agreement (see Note 8), the Company granted 750,000 options to a former employee of the Company. The exercise price of the options is $0.09 per share and were valued at $0 (using the Black Scholes option pricing model). The options vested upon grant and expired in August 2003.


--------------------------------------------------------------------------------
Page F-26

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003
--------------------------------------------------------------------------------

7. STOCKHOLDERS' EQUITY (continued)

Stock Options (continued)

The following is a status of the stock options outstanding at December 31, 2003 and the changes during the two years then ended:


                                             Year Ended December 31,   Year Ended December 31,
                                                        2003                      2002
                                             -----------------------   -----------------------


                                                            Weighted                  Weighted
                                                             Average                   Average
                                                Options       Price      Options       Price
                                             ------------   --------   -----------    --------

Outstanding, beginning of year                 4,975,000       $0.23    3,825,000        $0.27

Granted                                               -           -     2,250,000         0.04

Exercised                                             -           -    (1,100,000)        0.02

Cancelled/Terminated                          (1,800,000)       0.11           -            -
                                             ------------   --------   -----------    --------

Outstanding and exercisable, end of year       3,175,000       $0.30    4,975,000        $0.23
                                             ============   ========   ===========    ========



Weighted average fair value of options
granted                                                                                  $0.01
                                                                                      ========


The following table summarizes information related to stock options outstanding at December 31, 2003:

                          Options Outstanding              Options Exercisable
                   -----------------------------------   -----------------------
                                Weighted
                                 Average     Weighted                 Weighted
                                Remaining    Average                  Average
                               Contractual   Exercise                 Exercise
  Exercise Price    Number     Life (Years)  Price        Number      Price
  --------------   -------------------------------------------------------------

      $0.02          400,000       2.04      $  0.02        400,000    $  0.02
      $0.34        2,775,000       0.80         0.34      2,775,000       0.34
                   ---------                 --------     ---------    --------

                   3,175,000                 $  0.30      3,175,000    $  0.30
  --------------   -------------------------------------------------------------


--------------------------------------------------------------------------------
Page F-27

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003
--------------------------------------------------------------------------------


7. STOCKHOLDERS' EQUITY (continued)

Stock Options (continued)

The following outlines the significant assumptions used to calculate the fair market value information presented utilizing the Black-Scholes pricing model during fiscal 2002, as there were no issuances in fiscal 2003:

                                                Year Ended
                                             December 31, 2002
                                           ---------------------

Discount rate                                      3.50%

Volatility                                         365%

Expected life                                     4 years

Expected dividend yield                              -
                                           ---------------------

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

--------------------------------------------------------------------------------
Page F-28

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003
--------------------------------------------------------------------------------

7. STOCKHOLDERS' EQUITY (continued)

Warrants (continued)
--------------------

The following represents a summary of warrants outstanding for the years ended December 31, 2003 and 2002:

                                          Year Ended December 31,  Year Ended December 31,
                                                     2003                    2002
                                           ---------------------   ---------------------

                                                        Weighted                Weighted
                                                         Average                 Average
                                            Warrants      Price     Warrants      Price
                                           ----------   --------   ----------   ---------

Outstanding, beginning of year              8,646,00       $0.25    8,346,000      $0.25

Granted                                            -          -       300,000       0.02

Exercised                                          -          -            -          -

Cancelled/Terminated                               -          -            -          -
                                           ----------   --------   ----------   --------

Outstanding and exercisable, end of year    8,646,000      $0.25    8,646,000      $0.25
                                           ==========   ========   ==========   ========


Weighted average fair value of warrants
granted                                                                            $0.02
                                                                                ========


The following table summarizes information related to warrants outstanding at December 31, 2003:

                        Warrants Outstanding               Warrants Exercisable
                   ----------------------------------     ----------------------
                                Weighted
                                 Average     Weighted                  Weighted
                                Remaining    Average                   Average
                               Contractual   Exercise                  Exercise
  Exercise Price     Number    Life (Years)   Price        Number       Price
  --------------   -------------------------------------------------------------

  $0.02 - $0.15    4,650,000          0.88    $  0.13     4,650,000     $  0.13
  $0.34 - $0.43    3,941,000          1.68       0.37     3,941,000        0.37
      $1.62           55,000          1.19       1.62        55,000        1.62
                   ---------                 --------     ---------   ----------

                   8,646,000                  $  0.25     8,646,000     $  0.25
  --------------   -------------------------------------------------------------



--------------------------------------------------------------------------------
Page F-29

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003
--------------------------------------------------------------------------------

7. STOCKHOLDERS' EQUITY (continued)

Warrants (continued)
--------------------

The following outlines the significant assumptions used to calculate the fair market value information presented utilizing the Black-Scholes pricing model during fiscal 2002, as there were no issuances in fiscal 2003:

                                                 Year Ended
                                              December 31, 2002
                                            --------------------

Discount rate                                       3.50%

Volatility                                          365%

Expected life                                      4 years

Expected dividend yield                               -
                                            --------------------


8. COMMITMENTS AND CONTINGENCIES

Leases
------

The Company leases the facilities in which it operates. Payments for the office facility approximate $4,300 per month and are currently month-to-month. In addition, during the year ended December 31, 2002, the Company entered into a month-to-month sublease with Biomoda, Inc. (see Note 4), in which the Company is to receive $300 per month.

Rental expense for operating leases approximated $51,000 for the years ended December 31, 2003 and 2002 and approximated $250,000 for the period from Inception through December 31, 2003. Rental income from the sublease to Biomoda, Inc. approximated $3,600 and $2,400 for the year ended December 31, 2003 and 2002, respectively, and $6,000 for the period from Inception through December 31, 2003 and has been included in operating expenses in the accompanying statement of operations.

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



--------------------------------------------------------------------------------
Page F-30

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003
--------------------------------------------------------------------------------

9. SUBSEQUENT EVENTS

In January 2004, the Company entered into a stock purchase agreement (the "Agreement"), whereby the Company purchased approximately 33,000,000 shares of restricted common stock of Genomed, Inc. (which represents approximately 21% of the outstanding shares of common stock of Genomed, Inc.) for $900,000. In accordance with the Agreement, the Company is to remit all amounts due within 60 days following the closing of the Agreement, as defined.

In January 2004, the Company entered into a facility lease. Lease payments for the office facility approximate $2,500 per month and the lease expires in February 2006.

In March 2004, the Company settled with a former employee on amounts owed to the employee. No additional accrual was necessary as of December 31, 2003.

Common Stock
------------
In January 2004, the Company sold approximately 39,800,000 shares of common stock for cash approximating $456,000. All shares were sold for approximately $0.01 per share.

In January 2004, the Company issued approximately 19,800,000 shares of common stock for services, which were valued at approximately $211,000 (the estimated fair market value on the dates of the grant), which approximated $0.01.

In February 2004, in accordance with the applicable convertible note payable agreements, the Company issued approximately 25,000,000 shares of common stock at conversion prices of less then $0.01 in connection with the conversion of notes payable principal and interest.


--------------------------------------------------------------------------------
Page F-31