Form 10QSB
period 2004-03-31
ADVANCED OPTICS ELECTRONICS INC
filed 2004-05-17
CIK 1020657

U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2004


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X --- No____

The number of issuer's shares of Common Stock outstanding as of March 31, 2004 was 2,917,736,349

Transitional Small Business Disclosure Format (check one): Yes     No   X
                                                              ---      ---

                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                             CONDENSED BALANCE SHEET
                                 March 31, 2004
--------------------------------------------------------------------------------

                               (UNAUDITED)
                                  ASSETS

Current Assets
       Cash                                                         2,388,907
       Costs in excess of billings on
         uncompleted contract, net                                    795,000
       Marketable securities                                           78,716
       Other current assets                                            62,707
                                                                 ------------

            Total current assets                                    3,325,330

Property and Equipment, net                                           112,437
Other Assets
       Investment in and advances to Biomoda, Inc.                    443,946
       Investment in GenoMed, Inc.                                    900,000
       Notes receivable                                                35,000
                                                                 ------------

Total Assets                                                     $  4,816,713
                                                                 ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
       Accounts payable                                                92,184
       Accrued expenses                                                12,544
       Convertible debentures                                         102,977
                                                                 ------------
            Total current liabilities                                 207,705
                                                                 ------------
Commitments and Contingencies                                              --
Stockholders' Equity
       Preferred stock, $0.001 par value,
         10,000,000 shares authorized;
         no shares issued and outstanding                                  --
       Common stock, $0.001 par value,
         2,950,000,000 shares authorized;
         2,917,736,349 shares issued and outstanding                2,917,736
       Treasury stock, at cost                                        (29,183)
       Notes receivable officer                                       (67,299)
       Additional paid in capital                                  16,972,651
       Accumulated other comprehensive income (loss)                   (7,596)
       Deficit accumulated during the development stage           (15,177,301)
                                                                 ------------

            Total stockholders' equity                              4,609,008
                                                                 ------------

Total Liabilities and Stockholders' Equity                       $  4,816,713
                                                                 ============

--------------------------------------------------------------------------------
Page F-1         See accompanying notes to these condensed financial statements.

                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
  For the Three Month Periods Ended March 31, 2004 and 2003 and For The Period
                 May 22, 1996 (Inception) Through March 31, 2004
--------------------------------------------------------------------------------

                                   (UNAUDITED)

                                                                                May 22, 1996
                                                                                 (Inception)
                                                                                   Through
                                                                                  March 31,
                                                    2004            2003            2004
                                                ------------    ------------    ------------
CONTRACT REVENUES                               $         --    $         --    $         --
                                                ------------    ------------    ------------
OPERATING EXPENSES
  General and administrative                        (505,328)       (204,890)     (9,657,786)
  Payroll and related                               (175,604)       (131,029)     (1,010,760)
  Research and development                          (107,907)        (13,549)     (1,500,818)
  Asset impairment                                        --              --        (227,570)
                                                ------------    ------------    ------------
                                                    (788,839)       (349,468)    (12,396,934)

ESTIMATED LOSS ON CONTRACT                           (47,463)        (50,000)     (1,302,463)
                                                ------------    ------------    ------------

OPERATING LOSS                                      (836,302)       (399,468)    (13,699,397)
                                                ------------    ------------    ------------
OTHER INCOME (EXPENSE)
  Interest income                                      6,205           4,120          88,574
  Gain (loss) on marketable equity securities         17,044              --         (12,324)
  Other investment gains                                  --              --          59,784
  Equity in losses in Biomoda, Inc.                  (28,519)         (1,634)       (367,817)
  Loss on disposal of assets                              --              --          (4,306)
  Gain on extinguishment of debt                          --              --          40,171
  Interest expense                                    (9,651)         (2,226)     (1,218,966)
                                                ------------    ------------    ------------
                                                     (14,921)            260      (1,414,884)
                                                ------------    ------------    ------------
NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE                             (851,223)       (399,208)    (15,114,281)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE                                                 --              --         (63,020)
                                                ------------    ------------    ------------

NET LOSS                                        $   (851,223)   $   (399,208)   $(15,177,301)
                                                ============    ============    ============
Basic and  diluted  net loss before
  cumulative  effect of change in  accounting
  principle available to common shareholder
  per common share                                   $ (0.00)        $ (0.00)

Cumulative effect of change in accounting
  principle                                               --              --
                                                ------------    ------------
Basic and diluted net loss available to common
  shareholder per common share                       $ (0.00)        $ (0.00)
                                               =============    ============
Basic and diluted weighted average common
  shares outstanding                           2,841,154,481     788,678,586
                                               =============    ============

--------------------------------------------------------------------------------
Page F-2         See accompanying notes to these condensed financial statements.

                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
  For The Three Month Periods Ended March 31, 2004 and 2003 and For the Period
                 May 22, 1996 (Inception) Through March 31, 2004
--------------------------------------------------------------------------------

                                   (UNAUDITED)

                                                                                                          May 22, 1996
                                                                                                          (Inception)
                                                                                                            Through
                                                                                                            March 31,
                                                                             2004            2003             2004
                                                                         ------------    ------------    ------------
Cash flows from operating activities:
      Net loss                                                           $   (851,223)   $   (399,208)   $(15,177,301)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
          Intrinsic value of conversion features                                   --              --         610,603
          Write off of organization costs                                          --              --          63,020
          Amortization of discount on convertible notes and                        --
            preferred stock                                                        --              --         295,209
          (Gain) loss on marketable securities                                (17,044)             --          12,324
          Gain on disposal of assets                                               --              --           4,306
          Loss on investment in Biomoda, Inc.                                  28,519           1,634         367,817
          Issuance of common stock for services                               210,672         211,371       6,460,618
          Issuance of notes payable for services                                   --              --          50,000
          Increase in allowance for loss on contract                           47,463          50,000       1,302,463
          Gain on extinguishment of debt                                           --              --         (40,170)
          Interest earned on note receivable from stockholder and
            related parties                                                        --          (4,120)        (17,823)
          Depreciation and amortization                                        10,593          21,835         622,157
          Bad debt expense                                                         --              --          15,000
          Asset impairment                                                         --              --         227,570
          Other non-cash expenses                                                  --              --          33,447
          Accrued interest                                                     (2,903)             --         337,268
      Changes in operating assets and liabilities:
          Decrease in other current assets                                    (22,269)             --         (97,192)
          Increase in excess of costs and earnings over billings
          on uncompleted contract                                             (47,463)       (110,503)     (2,097,463)
          (Decrease) increase in accounts payable and accrued expenses       (177,308)       (102,478)         76,836
                                                                         ------------    ------------    ------------

      Net cash used in operating activities                                  (820,963)       (331,469)     (6,951,311)
                                                                         ------------    ------------    ------------
Cash flows from investing activities:
      Purchases of property and equipment                                      (6,279)             --        (461,216)
      Proceeds from sale of property and equipment                                 --              --          23,800
      Investment in Biomoda, Inc.                                                  --              --        (383,845)
      Proceeds from sale of Biomoda, Inc. stock                                    --              --          28,930
      Repayments on advances to Biomoda, Inc.                                      --              --              --
      Advances to Biomoda, Inc.                                              (137,490)        (11,458)       (453,945)
      Investment in GenoMed, Inc.                                            (900,000)             --        (900,000)
      Sale of marketable securities                                           137,200              --         177,865
      Purchases of marketable securities                                     (167,168)             --        (276,502)
      Decrease in certificates of deposit                                          --              --              --
      Increase in notes receivable                                                 --              --         (35,000)
      Purchase of other assets                                                     --              --        (245,579)
                                                                         ------------    ------------    ------------

      Net cash used in investing activities                                (1,073,737)        (11,458)     (2,525,492)
                                                                         ------------    ------------    ------------

--------------------------------------------------------------------------------
Page F-3         See accompanying notes to these condensed financial statements.

                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
  For The Three Month Periods Ended March 31, 2004 and 2003 and For the Period
                 May 22, 1996 (Inception) Through March 31, 2004
--------------------------------------------------------------------------------

                                   (UNAUDITED)

                                                                                                          May 22, 1996
                                                                                                          (Inception)
                                                                                                            Through
                                                                                                            March 31,
                                                                             2004            2003             2004
                                                                         ------------    ------------    ------------
Cash flows from financing activities:
      Principal repayments on notes payable and capital leases                     --         (27,958)       (269,987)
      Proceeds from notes payable                                                  --              --         622,776
      Issuance of common stock for cash                                       455,511         468,230      10,660,198
      (Increase) decrease in note receivable officer                               --              --          (5,422)
      Proceeds from sale of treasury stock                                     22,234              --         199,393
      Purchase of treasury stock                                                   --              --        (216,653)
      Proceeds from issuance of convertible debt                                   --              --       1,270,965
      Principal repayments on convertible debt                               (154,000)         (9,000)       (395,560)
                                                                         ------------    ------------    ------------
      Net cash provided by financing activities                               323,745         431,272      11,865,710
                                                                         ------------    ------------    ------------
Net (decrease) increase in cash                                            (1,570,955)         88,345       2,388,907
Cash at beginning of period                                                 3,959,862          49,858              --
                                                                         ------------    ------------    ------------
Cash at end of period                                                    $  2,388,907    $    138,203    $  2,388,907
                                                                         ============    ============    ============

See accompanying notes to the financial statements for additional information relating to non-cash investing and financing activities during the years ended March 31, 2004.

--------------------------------------------------------------------------------
Page F-4         See accompanying notes to these condensed financial statements.

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)
--------------------------------------------------------------------------------

MANAGEMENTS' REPRESENTATION:

The management of Advanced Optics Electronics, Inc. (the "Company") without audit has prepared the condensed financial statements included herein. The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of management, all adjustments considered necessary for fair presentation of the condensed financial statements have been included and were of a normal recurring nature, and the accompanying condensed financial statements present fairly the financial position as of March 31, 2004, and the results of operations and cash flows for the three months ended March 31, 2004 and 2003.

It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes for the year ended December 31, 2003, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. The interim results are not necessarily indicative of the results for a full year.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations
-------------------------------------

The Company is a development stage technology company with its principal focus on the development and production of large-scale flat panel displays. The Company trades on the Over The Counter Bulletin Board under the symbol "ADOT." The market for the large-scale flat panel displays includes advertising billboards, flat panel computer monitors and cockpit displays. The Company plans to focus on producing and selling the large-scale flat panel displays primarily for outdoor advertising billboards.

The Company has obtained a contract to produce two outdoor advertising billboards using its flat panel display technology. This is the first commercial application of the Company's technology. The success of the Company will depend on its ability to commercialize its technology, complete this contract and obtain additional contracts. While management believes this contract will ultimately be completed, there can be no certainty that this will be accomplished because the technology has not yet been used in a commercial application. In addition, the Company may need to obtain additional capital in order to fund the completion of the contract.

--------------------------------------------------------------------------------
Page F-5

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Organization and Nature of Operations (continued)
-------------------------------------------------

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

Development Stage
----------------

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

     Management has taken action to address these matters, which include:
     o Retention of experienced management personnel with particular skills in the development and commercialization of such product.
     o    The Company is seeking new contracts.
     o The Company has an equity method investment in a start-up company, which management hopes will be profitable (see Note 2).
     o The Company has a cost method investment in a development stage company, which management expects will be profitable (see Note 3).

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

--------------------------------------------------------------------------------
Page F-6

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Development Stage (continued)
-----------------------------

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2004, the Company has positive working capital approximating $3,120,000 including approximately $2,390,000 of cash. Management believes that such cash balance will be sufficient to satisfy working capital needs through December 31, 2004.

Stock Based Compensation
------------------------

At March 31, 2004, the Company has one stock-based employee compensation plan (the "Plan"). The Company accounts for the Plan under the recognition and measurement principles of APB 25, and related interpretation. No stock-based compensation cost is recognized in net loss due to all options issued to employees were at market value or all intrinsic value has been expensed in prior periods. Stock options granted under the Plan have exercise prices equal to the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net income and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                                                      2004         2003
                                                 -----------  -----------
Net loss:
       As reported                               $  (851,223) $  (399,208)
       Deduct: Total stock-based employee
               compensation expense determined
               under fair value based method
               for all awards                             --           --
                                                 -----------  -----------
       Pro forma                                 $  (851,223) $  (399,208)
                                                 ===========  ===========
Basic and diluted net loss per share:
       As reported                               $     (0.00) $     (0.00)
                                                 ===========  ===========
       Pro forma                                 $     (0.00) $     (0.00)
                                                 ===========  ===========

The  above  pro  forma  effects  of  applying  SFAS  123  are  not   necessarily
representative of the impact on reported net loss for future years.

--------------------------------------------------------------------------------
Page F-7

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Marketable Securities
---------------------

The Company classifies its investments in marketable securities as "available-for sale" in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company does not have any investments classified as "trading" or "held to maturity".

Available-for-sale securities consist of equity securities and are carried at fair value with the unrealized gain or loss, net of tax, reported in accumulated other comprehensive income. The fair value of marketable securities was determined based on available market information. During the quarter ended March 31, 2004, the Company purchased securities approximating $165,000 and sold securities approximating $135,000, realizing a net gain approximating $17,000 upon sale.

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

Costs in excess of amounts billed are classified as current assets.

--------------------------------------------------------------------------------
Page F-8

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)
-------------------------------

The contract to produce two outdoor advertising billboards totals $1.7 million, with $885,000 assigned to the first unit. An estimated loss of approximately $1,300,000 from production of the first unit has been recognized through March 31, 2004, which includes a current quarter loss approximating $47,000. The Company's estimated cost to complete, as of March 31, 2004 is $200,000, which is expected to be funded with cash, billings on the contract and proceeds from the issuance of the Company's common stock. Per the agreement, the first unit is not to exceed $885,000, of which $90,000 has been billed and collected in prior periods. Therefore, all additional costs to complete will be expensed as incurred.

The anticipated delivery date of the first unit is in November 2004. Unanticipated delays have postponed delivery resulting in an amended delivery date. During the contract period, the Company is entitled to bill the customer as the following milestones are met:

         Completion of board design          $ 65,000
         Production                           265,000
         Completion                           265,000
         Acceptance after installation        290,000
                                             --------
                                             $885,000
                                             ========

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

--------------------------------------------------------------------------------
Page F-9

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Standards
---------------------------

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (1) the equity investors do not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined ("SBIs"), are as follows: (a) For interests in special-purpose entities: periods ended after December 15, 2003; and (b) For all other VIEs: periods ending after December 15, 2004. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs. The Company is evaluating the effects of FIN No. 46 (as amended) on its consolidated financial statements.

As disclosed in Note 2, the Company is associated with Biomoda, Inc. Because of common ownership between the Company and Biomoda and other factors discussed in FIN No. 46R, the Company is evaluating whether Biomoda requires consolidation under FIN 46.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), The American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

--------------------------------------------------------------------------------
Page F-10

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)
--------------------------------------------------------------------------------

2. INVESTMENTS IN AND ADVANCES TO BIOMODA

During the quarter ended March 31, 2004, the Company purchased an additional 60,000 shares of Biomoda, Inc. for $30,000 in connection with the exercise of stock options. Proceeds were used to reduce the amounts owed by Biomoda under its line of credit by $30,000. As of March 31, 2004, the Company's ownership percentage was 16.6%.

A summary of the investment is as follows:

Original cost                     $ 383,845
Additional investment                48,000
Equity in loss of investment       (367,817)
Sale of investment                  (28,930)
Advances on line of credit, net     408,848
                                  ---------
                                  $ 443,946
                                  =========

The Company will continue to provide Biomoda with bridge financing needed to fund its' day to day operations, via a line of credit arrangement, until such time that Biomoda has raised sufficient capital to fund operations.

Line of Credit
--------------

In May 2002, the Company and Biomoda entered into a line of credit agreement (the "LOC"), as amended, with no maximum borrowings, accruing interest at an annual interest rate of 5% and is due on demand. Interest income related to the LOC approximated $6,000 and $300 for the three-month periods ended March 31, 2004 and 2003, respectively.

Other Related Party Transactions
--------------------------------

In May 2002, the Company entered into a sublease agreement with Biomoda to sublease office space to Biomoda for $300 per month. The sublease is on a month-to-month basis and Biomoda is to abide with all relevant covenants of the master lease.

In December 2003, the Company entered into a lease agreement with Biomoda to lease certain lab equipment for $500 per month. The lease is on a month-to-month basis and Biomoda is to abide with all relevant covenants of the master lease.

Rental income related to the above leases for the three-month period ended March 31, 2004 was approximately $2,400.

In March of 2004, the Board of Directors authorized the Company to pay Leslie Robins, CEO, commissions of 4.5% of the net profits realized by the Company on the sales of its investment holdings. However, the 4.5% profit is calculated after the Company's operating loss is deducted from the net realized profit. During the three month period ended March 31, 2004 there were no amounts earned under this agreement.

--------------------------------------------------------------------------------
Page F-11

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)
--------------------------------------------------------------------------------

3. INVESTMENT IN GENOMED, INC.

On January 8, 2004, the Company entered into a Stock Sale Agreement (the "Agreement") with GenoMed, Inc., a Florida corporation ("GenoMed") whereby the Company purchased approximately 33,300,000 shares of restricted common stock of GenoMed for $900,000 (estimated to the be the fair market value on the date of purchase), representing approximately 17.9% of the total outstanding shares of GenoMed immediately after the execution of the Agreement. The Company has accounted for this investment under the cost method as it does not exercise significant influence over the operating and financial policies of GenoMed. In addition, the Company holds 444,000 shares of free trading common stock of GenoMed not acquired in connection with the Agreement, which the Company has classified as marketable securities in the accompanying condensed financial statements. The Company's 33,744,000 shares of common stock of GenoMed represent approximately 18.1% of the total outstanding shares at March 31, 2004.

In March 2004, the Board of Directors authorized the Company to initiate an agreement with a public relations firm for the benefit of GenoMed. As of March 31, 2004, no significant expenses have been incurred by the Company on behalf of GenoMed.

4. STOCKHOLDERS' EQUITY

Common Stock
------------

During the quarter ended March 31, 2004, the Company sold 39,800,000 shares of common stock for approximately $455,000 in cash or approximately $0.01 per share.

During the quarter ended March 31, 2004, the Company issued 19,800,000 shares of common stock for services, which were valued at approximately $210,000 (based on the closing market price on the date of grant, which approximated $0.01 per share). The Company recorded such amounts in the accompanying statement of operations.

During the quarter ended March 31, 2004, in accordance with the applicable convertible debentures agreement, the Company issued 103,000,000 shares of common stock at conversion prices of less than $0.01 in connection with the conversion of notes payable approximating $505,000, including approximately $160,000 of accrued interest.

--------------------------------------------------------------------------------
Page F-12

                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                               PLAN OF OPERATIONS

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

There may be other risks and circumstances that management is unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates" "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 27A of the Securities Act of 1933, as amended and by Section 21E of the Securities Exchange Act of 1934, as amended.

                                    OVERVIEW

General
-------

Advanced Optics Electronics, Inc. (ADOT-OTC BB) is a technology company based in Albuquerque, New Mexico. Its primary focus is the development, production and sales of its novel and innovative electronic flat panel displays. We maintain an R&D facility and manufacturing plant, and are engaged in building large-scale flat panel displays utilizing its patented technology. We are currently investigating other applications of this core technology and different products related to optics and image recognition and analysis.

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

Our operating activities have related primarily to the initial planning and development of our product and building our operating infrastructure. We have completed, tested, and measured the performance of, our prototype and are currently in the manufacturing process of our production model. The initial production model is scheduled to be completed in November of 2004.

We expect our principal source of revenue to be derived from sales of our electronic display product. To date we have not recognized any revenue, but we have developed a functioning prototype and we anticipate sales by the last quarter of 2004. The company has set the price for its units at $395,000 and $1,490,000 respectively for its 2 meter x 3 meter and its 3 meter x 8 meter flat panel displays.

The company has completed a marketing film that is being distributed on a national and international basis. The recipients who receive this film are institutional investors and qualified potential buyers of the flat panel displays.

Our operating expenses have increased significantly since our Inception. This is due to increased engineering and management staff and investments in operating infrastructure. Since our inception we have incurred significant losses and, as of March 31, 2004, had a deficit accumulated during the development stage of $15,177,301.

RESULTS OF OPERATIONS

Due  to  our  limited  operating  history,  we  believe  that   period-to-period
comparisons of our results of operations are not fully meaningful and should not be relied upon as an indication of future performance.

Comparison of the Three-month Periods Ended March 31, 2004 and 2003
-------------------------------------------------------------------

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel expenses, consulting fees and depreciation of the equipment associated with the development and enhancement of our flat panel displays. Research development and technical costs increased to $107,907 in the first quarter of 2004 from $13,549 in the same period of 2003. Continued investment in product development is critical to attaining our strategic objectives and, as such, we expect product development expenses to increase significantly in future periods. We expense product development costs as they are incurred.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel, general corporate activities, and the depreciation and amortization of office furniture and leasehold improvements. General and administrative costs increased to approximately $505,000 in the first quarter of 2004 from $205,000 in the first quarter of 2003. We expect general and administrative costs to increase in the future as our business prospects develop and we will require more staff. The costs associated with being a publicly traded company and potential future strategic acquisitions will also be a contributing factor to increases in this expense.

OTHER INCOME (EXPENSE). Other income (expense) consists of interest and other income and expense and the equity interest in Biomoda Inc. Other income (expense) net increased to ($14,921) in the first quarter of 2004 from approximately ($250) in the first quarter of 2003 due primarily to the impact of our investment in Biomoda, net of gains on the sales of marketable securities. There was a larger loss on our Biomoda Investment due to the increased activity at Biomoda and the related increased expenses.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through the private placement of equity securities and the issuance of convertible debentures. As of March 31, 2004 we have raised net proceeds of approximately $11,865,000.

The  cash  balance  at  the  end  of  the  quarter  of   $2,388,907   represents
approximately nine months of cash operating expenses.

We have also utilized equipment loans and capital lease financing. As of March 31, 2004 the only debt financing is a Convertible debenture in the amount of $103,617 (including accrued interest) that is intended to be paid off in its entirety in the second quarter of 2004.

The Company's holding in Biomoda, Inc may provide additional liquidity. Biomoda is a biomedical development company. The Company's direct ownership of Biomoda, as of March 31, 2004 was approximately 17.0%. Two officers of Advanced Optics Electronics, Inc. are securities holders of Biomoda in addition to the ADOT ownership. Biomoda filed a revised SB-2 registration statement with the Securities and Exchange Commission, which was declared effective July 11, 2003. Biomoda is offering 5,000,000 shares at $6.00 per share (for an aggregate offering of $30,000,000). It is anticipated that a public market for Biomoda's securities will be established in the fourth quarter of 2004. Because a market for Biomoda's shares has not been established the potential value of the Company's investment cannot be measured. Consequently there can be no assurance that if the Company was to sell such investment that it would be able to on terms favorable to the Company or for the initial offering price. Factors such as dilution, blockage and a lack of a market may be encountered.

The Company's relationship to its investment in Biomoda changed during the second quarter of 2002. There is now an active leadership role in Biomoda being provided by John Cousins and Leslie Robins, officers of the Company. The Company has gone to the equity method of reporting its investment in Biomoda because of these changes in the management relationship between the two companies. Advanced Optics has committed to providing bridge financing until sufficient capital is raised through the sale of Securities of Biomoda.

During the three months ended March 31, 2004 $6,300 was spent for the purchase of computers and software. Research and development expenditures were approximately $108,000 in the first quarter of 2004. Funds for operations, research and development and capital expenditures were provided from the sale of securities and cash reserves.

During the first quarter 2004, we have purchased 33,300,000 shares of Genomed, Inc., which represents approximately 17% of the outstanding shares of Genomed, Inc. The shares are restricted and must be held for one year. Genomed is a publicly traded biotech company working in genomics based disease management.

Management believes that sales of securities, cash reserves and anticipated contract revenue will provide adequate liquidity and capital resources to meet the anticipated development stage requirements through the end of the fourth quarter 2004. At that time it is anticipated that sales of flat panel displays will begin and contribute to operating revenues. It is anticipated that these sales will provide the additional capital resources to fund the proportionately higher working capital requirements of production and sales initiatives. The Company currently has no other significant commitments for capital expenditures in 2004.

Inflation
---------

Management believes that inflation has not had a material effect on the Company's results of operations.

                         ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within 90 days prior to filing the Company's March 31, 2004 Form 10-QSB. Based upon that evaluation, the CEO and CFO concluded that, as of March 31, 2004, the Company's disclosure controls and procedures were of limited effectiveness.

Consequently, in March 2004, the Company has hired an independent third party contractor to evaluate and revise its existing control policies and procedures, including our disclosure controls and procedures, and to implement more effective and efficient controls and procedures.

Changes in Controls and Procedures
----------------------------------

There were no significant changes made in our internal controls over financial reporting during the quarter ended March 31, 2004 that have materially affected or are reasonably likely to materially affect these controls. The Company, however, is evaluating changes to its existing controls or adding controls to improve the design effectiveness of its system.

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

ITEM 2.  CHANGES IN SECURITIES

Common Stock
------------

As of March  31,  2004,  the  status of the  common  stock of the  Company  was:
2,950,000,000 shares authorized and 2,917,736,349 shares issued and outstanding.

During the three month period ended March 31, 2004, the Company sold 39,800,000 shares of common stock for $455,511 in cash; all shares were sold for approximately $0.01.

During the three month period ended March 31, 2004, the Company issued 19,800,000 shares of common stock for services, which were valued at $210,672 (based on the closing market price on the date of grant, which was approximately $0.01).

During the period ended March 31, 2004, in accordance with the applicable convertible note payable agreement, the Company issued 103,000,000 shares of common stock at conversion prices of less than $0.01 in connection with the conversion of notes payable of approximately $505,060, including approximately $160,000 of accrued interest.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NOT APPLICABLE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's security holders during the first quarter of fiscal year 2004.

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

(a) Reports on Form 8-K

No reports on Form 8-K was filed during the first quarter of 2004.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    May 17, 2004

ADVANCED OPTICS ELECTRONICS, INC.

                                             BY:/S/ John J. Cousins
                                             --------------------------------
                                             John J. Cousins
                                             Vice President of Finance
                                             (Principal Accounting Officer)

                                             BY:/S/ Leslie S. Robins
                                             --------------------------------
                                             Leslie S. Robins
                                             Executive Vice President
                                             (Principal Executive Officer)