Form 10QSB
period 2004-06-30
ADVANCED OPTICS ELECTRONICS INC
filed 2004-08-16
CIK 1020657

U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2004

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

         Check whether the issuer (1) filed all reports  required to be filed by
         Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

         The number of issuer's shares of Common Stock outstanding as of June 30, 2004 was 2,939,936,349

         Transitional Small Business Disclosure Format (check one): Yes __ No X
                                                                             ---

PART I:  FINANCIAL INFORMATION
ITEM 1:  Financial Statements

--------------------------------------------------------------------------------
                         ADVANCED OPTICS ELECTRONICS, INC.
                           (A Development Stage Company)
                              CONDENSED BALANCE SHEET
                                 June 30, 2004
--------------------------------------------------------------------------------
                                   (UNAUDITED)
                                     ASSETS


CURRENT ASSETS
       Cash                                                                  1,521,486
       Costs in excess of billings on uncompleted contract, net                795,000
       Marketable securities                                                    77,051
       Other current assets                                                     37,110
                                                                          ------------

            Total current assets                                             2,430,647

PROPERTY AND EQUIPMENT, NET                                                    103,784

OTHER ASSETS
       Investment in and advances to Biomoda, Inc.                             605,082
       Investment in GenoMed, Inc.                                             900,000
       Notes receivable                                                         63,500
                                                                          ------------

TOTAL ASSETS                                                              $  4,103,013
                                                                          ============
                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                                                        106,784
       Accrued expenses                                                         80,707
       Convertible debentures                                                  102,977
                                                                          ------------

            Total current liabilities                                          290,468
                                                                          ------------
COMMITMENTS AND CONTINGENCIES                                                       --

STOCKHOLDERS' EQUITY
       Preferred stock, $0.001 par value, 10,000,000 shares
         authorized; no shares issued and outstanding                               --
       Common stock, $0.001 par value, 2,950,000,000 shares
         authorized; 2,939,936,349 shares issued and outstanding             2,939,936
       Treasury stock, at cost                                                 (50,274)
       Notes receivable from officer                                           (67,299)
       Additional paid in capital                                           17,074,771
       Accumulated other comprehensive income (loss)                           (38,894)
       Deficit accumulated during the development stage                    (16,045,695)
                                                                          ------------

            Total stockholders' equity                                       3,812,545
                                                                          ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $  4,103,013
                                                                          ============


--------------------------------------------------------------------------------
Page F-1         See Accompanying Notes to These Condensed Financial Statements.

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
            For the Three Month Periods Ended June 30, 2004 and 2003
--------------------------------------------------------------------------------
                                (UNAUDITED)

                                                                   2004               2003
                                                             ---------------    ---------------
CONTRACT REVENUES                                            $            --    $            --
                                                             ---------------    ---------------
OPERATING EXPENSES
  General and administrative                                        (438,497)          (255,587)
  Payroll and related                                               (259,657)                --
  Research and development                                          (107,977)           (21,462)
  Asset impairment                                                        --                 --
                                                             ---------------    ---------------
                                                                    (806,131)          (277,049)

ESTIMATED LOSS ON CONTRACT                                           (34,610)                --
                                                             ---------------    ---------------

OPERATING LOSS                                                      (840,741)          (277,049)
                                                             ---------------    ---------------
OTHER INCOME (EXPENSE)
  Interest income                                                      6,788              7,840
  Gain (loss) on marketable equity securities                            703                 --
  Other investment gains                                                  --                 --
  Equity in losses in Biomoda, Inc.                                  (35,098)           (20,966)
  Loss on disposal of assets                                              --                 --
  Gain on extinguishment of debt                                          --                 --
  Interest expense                                                       (46)           (20,546)
                                                             ---------------    ---------------
                                                                     (27,653)           (33,672)
                                                             ---------------    ---------------

NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                                           (868,394)          (310,721)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                                                               --                 --
                                                             ---------------    ---------------

NET LOSS                                                     $      (868,394)   $      (310,721)
                                                             ===============    ===============

BASIC AND DILUTED NET LOSS AVAILABLE TO
  COMMON SHAREHOLDER PER COMMON SHARE                        $            --    $            --
                                                             ===============    ===============
BASIC AND DILUTED WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                           2,933,421,132      1,222,227,575
                                                             ===============    ===============

--------------------------------------------------------------------------------
Page F-2         See Accompanying Notes to These Condensed Financial Statements.

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
    for the Six Month Periods Ended June 30, 2004 and 2003 and for the Period
                 May 22, 1996 (Inception) Through June 30, 2004
--------------------------------------------------------------------------------
                                   (UNAUDITED)

                                                                                              May 22, 1996
                                                                                              (Inception)
                                                                                                Through
                                                                                                June 30,
                                                                 2004            2003            2004
                                                            -------------   -------------    ------------
CONTRACT REVENUES                                            $         --   $          --    $         --
                                                            -------------   -------------    ------------
OPERATING EXPENSES
  General and administrative                                     (943,825)       (591,506)    (10,096,283)
  Payroll and related                                            (435,261)             --      (1,270,417)
  Research and development                                       (215,884)        (35,011)     (1,608,795)
  Asset impairment                                                     --              --        (227,570)
                                                            -------------   -------------    ------------
                                                               (1,594,970)       (626,517)    (13,203,065)

ESTIMATED LOSS ON CONTRACT                                        (82,073)        (50,000)     (1,337,073)
                                                            -------------   -------------    ------------

OPERATING LOSS                                                 (1,677,043)       (676,517)    (14,540,138)
                                                            -------------   -------------    ------------
OTHER INCOME (EXPENSE)
  Interest income                                                  12,993          11,960          95,362
  Gain (loss) on marketable equity securities                      17,747              --         (11,621)
  Other investment gains                                               --              --          59,784
  Equity in losses in Biomoda, Inc.                               (63,617)        (22,600)       (402,915)
  Loss on disposal of assets                                           --              --          (4,306)
  Gain on extinguishment of debt                                       --              --          40,171
  Interest expense                                                 (9,697)        (22,772)     (1,219,012)
                                                            -------------   -------------    ------------
                                                                  (42,574)        (33,412)     (1,442,537)
                                                            -------------   -------------    ------------
NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                                      (1,719,617)       (709,929)    (15,982,675)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE                                                              --              --         (63,020)
                                                            -------------   -------------    ------------

NET LOSS                                                    $  (1,719,617)  $    (709,929)   $(16,045,695)
                                                            =============   =============    ============
BASIC AND DILUTED NET LOSS AVAILABLE TO
  COMMON SHAREHOLDER PER COMMON SHARE                       $       (0.00)  $       (0.00)
                                                            =============   =============
BASIC AND DILUTED WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                        2,887,373,986   1,006,650,730
                                                            =============   =============

--------------------------------------------------------------------------------
Page F-3         See accompanying notes to these condensed financial statements.

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
    For the Six Month Periods Ended June 30, 2004 and 2003 and for the Period
                 May 22, 1996 (Inception) Through June 30, 2004
--------------------------------------------------------------------------------
                                   (UNAUDITED)

                                                                                                       May 22, 1996
                                                                                                        (Inception)
                                                                                                          Through
                                                                                                         June 30,
                                                                           2004            2003            2004
                                                                       ------------    ------------    ------------
Cash flows from operating activities:
     Net loss                                                          $ (1,719,617)   $   (709,929)   $(16,045,695)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
        Intrinsic value of conversion features                                   --              --         610,603
        Write off of organization costs                                          --              --          63,020
        Amortization of discount on convertible notes and
          preferred stock                                                        --              --         295,209
        (Gain) loss on marketable securities                                (17,747)             --          11,621
        Gain on disposal of assets                                               --              --           4,306
        Loss on investment in Biomoda, Inc.                                  63,617           1,634         402,915
        Issuance of common stock for services                               334,992         211,371       6,584,938
        Issuance of notes payable for services                                   --              --          50,000
        Increase in allowance for loss on contract                           47,463          50,000       1,302,463
        Gain on extinguishment of debt                                           --              --         (40,170)
        Interest earned on note receivable from stockholder and
          related parties                                                        --          (4,120)        (17,823)
        Depreciation and amortization                                        21,876          21,835         633,440
        Bad debt expense                                                         --              --          15,000
        Asset impairment                                                         --              --         227,570
        Other non-cash expenses                                                  --              --          33,447
        Accrued interest                                                     (2,903)             --         337,268
     Changes in operating assets and liabilities:
        Decrease in other current assets                                      3,328              --         (71,595)
        Increase in excess of costs and earnings over billings
        on uncompleted contract                                             (47,463)       (110,503)     (2,097,463)
        (Decrease) increase in accounts payable and accrued expenses        (94,545)       (102,478)        159,599
                                                                       ------------    ------------    ------------

     Net cash used in operating activities                               (1,410,999)       (642,190)     (7,541,347)
                                                                       ------------    ------------    ------------
Cash flows from investing activities:
     Purchases of property and equipment                                     (8,909)             --        (463,846)
     Proceeds from sale of property and equipment                                --              --          23,800
     Investment in Biomoda, Inc.                                                 --              --        (383,845)
     Proceeds from sale of Biomoda, Inc. stock                                   --              --          28,930
     Repayments on advances to Biomoda, Inc.                                     --              --              --
     Advances to Biomoda, Inc.                                             (333,724)        (11,458)       (650,179)
     Investment in GenoMed, Inc.                                           (900,000)             --        (900,000)
     Sale of marketable securities                                          156,859              --         197,524
     Purchases of marketable securities                                    (215,757)             --        (325,091)
     Increase in notes receivable                                                --              --         (35,000)
     Purchase of other assets                                                    --              --        (245,579)
                                                                       ------------    ------------    ------------

     Net cash used in investing activities                               (1,301,531)        (11,458)     (2,753,286)
                                                                       ------------    ------------    ------------

--------------------------------------------------------------------------------
Page F-4         See accompanying notes to these condensed financial statements.

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
    for the Six Month Periods Ended June 30, 2004 and 2003 and for the Period
                 May 22, 1996 (Inception) Through June 30, 2004
--------------------------------------------------------------------------------
                                   (UNAUDITED)

                                                                                                May 22, 1996
                                                                                                 (Inception)
                                                                                                   Through
                                                                                                  June 30,
                                                                    2004            2003            2004
                                                                ------------    ------------    ------------

Cash flows from financing activities:
     Principal repayments on notes payable and capital leases             --         (27,958)       (269,987)
     Proceeds from notes payable                                          --              --         622,776
     Issuance of common stock for cash                               455,511         468,230      10,660,198
     (Increase) decrease in note receivable officer                       --              --          (5,422)
     (Increase) decrease in note receivable related party            (28,500)             --         (28,500)
     Proceeds from sale of treasury stock                              7,686              --         184,845
     Purchase of treasury stock                                       (6,543)             --        (223,196)
     Proceeds from issuance of convertible debt                           --              --       1,270,965
     Principal repayments on convertible debt                       (154,000)         (9,000)       (395,560)
                                                                ------------    ------------    ------------
     Net cash provided by financing activities                       274,154         431,272      11,816,119
                                                                ------------    ------------    ------------
Net (decrease) increase in cash                                   (2,438,376)       (222,376)      1,521,486
Cash at beginning of period                                        3,959,862          49,858              --
                                                                ------------    ------------    ------------
Cash at end of period                                           $  1,521,486    $   (172,518)   $  1,521,486
                                                                ============    ============    ============

--------------------------------------------------------------------------------
Page F-5         See accompanying notes to these condensed financial statements.

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

MANAGEMENTS' REPRESENTATION:

The management of Advanced Optics Electronics, Inc. (the "Company") without audit has prepared the condensed financial statements included herein. The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of management, all adjustments considered necessary for fair presentation of the condensed financial statements have been included and were of a normal recurring nature, and the accompanying condensed financial statements present fairly the financial position as of June 30, 2004, and the results of operations and cash flows for the three month periods ended June 30, 2004 and 2003.

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

--------------------------------------------------------------------------------
Page F-6

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

Management plans to obtain revenues from product sales, but there are no significant commitments for purchases of any of the proposed products. In the absence of significant sales and profits, the Company may seek to raise additional funds to match its working capital requirements through the additional sales of debt and equity securities, there is no assurance that the Company will be able to obtain sufficient additional funds when needed, and such funds, if available, will be obtainable on terms satisfactory to the Company. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

--------------------------------------------------------------------------------
Page F-7

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Development Stage (Continued)
-----------------------------

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2004, the Company has positive working capital approximating $2,140,000 including approximately $1,521,000 of cash. Management believes that such cash balance will be sufficient to satisfy working capital needs through December 31, 2004.

Stock Based Compensation
------------------------

At June 30, 2004, the Company has one stock-based employee compensation plan (the "Plan"). The Company accounts for the Plan under the recognition and measurement principles of APB 25, and related interpretation. No stock-based compensation cost is recognized in net loss due to all options issued to employees were at market value or all intrinsic value has been expensed in prior periods. Stock options granted under the Plan have exercise prices equal to the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net income and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                                                         Three Months              Six Months Ended
                                                        Ended June 30,                 June 30,
                                                       2004         2003           2004        2003
                                                   -----------   -----------   -----------   ---------
Net loss:
    As reported                                    $  (868,394)  $  (310,721)  $(1,719,617)  $(709,929)
    Deduct: Total stock-based employee
          compensation expense determined under
          fair value based method for all awards            --            --            --          --
    Pro forma                                      $  (868,394)  $  (310,721)  $(1,719,619)  $(709,929)
                                                   ===========   ===========   ===========   =========
Basic and diluted net loss per share:
    As reported                                    $        --   $        --   $        --   $      --
                                                   ===========   ===========   ===========   =========
    Pro forma                                      $        --   $        --   $        --   $      --
                                                   ===========   ===========   ===========   =========

The  above  pro  forma  effects  of  applying  SFAS  123  are  not   necessarily
representative of the impact on reported net loss for future years.

--------------------------------------------------------------------------------
Page F-8

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

Available-for-sale securities consist of equity securities in GenoMed (Note 3) and are carried at fair value with the unrealized gain or loss, net of tax, reported in accumulated other comprehensive income. The fair value of marketable securities was determined based on available market information. During the quarter ended June 30, 2004, the Company purchased securities approximating $216,000 and sold securities approximating $157,000, realizing a net gain approximating $18,000 upon sale.

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

--------------------------------------------------------------------------------
Page F-9

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (Continued)
-------------------------------

The contract to produce two outdoor advertising billboards totals $1.7 million, with $885,000 assigned to the first unit. An estimated loss of approximately $1,300,000 from production of the first unit has been recognized through June 30, 2004, which includes a current quarter loss approximating $50,000. The Company's estimated cost to complete, as of June 30, 2004 is $200,000, which is expected to be funded with cash, billings on the contract and proceeds from the issuance of the Company's common stock. Per the agreement, the first unit is not to exceed $885,000, of which $90,000 has been billed and collected in prior periods. Therefore, all additional costs to complete will be expensed as incurred.

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

--------------------------------------------------------------------------------
Page F-10

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Significant Recent Accounting Standards
---------------------------------------

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

--------------------------------------------------------------------------------
Page F-11

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

2. INVESTMENTS IN AND ADVANCES TO BIOMODA

As of June 30, 2004, the Company owned approximately 1,132,000 or 16.5% of the 6,832,000 outstanding shares of Biomoda, a development stage company involved in the development of technology for the early detection of lung cancer. In addition, two of the Company's officers own approximately 14.3%, collectively, of the outstanding shares of common stock of Biomoda. As a development stage company, Biomoda has not had any revenues as of June 30, 2004.

A summary of the investment is as follows:

           Original cost                     $(383,845)
           Additional investment               (48,000)
           Equity in loss of investment        402,915
           Sale of investment                   28,930
           Advances on line of credit, net     605,082
                                             ---------
                                             $ 605,082
                                             =========

The Company will continue to provide Biomoda with bridge financing needed to fund its' day to day operations, until such time that Biomoda has raised sufficient capital, to fund operations.

Line of Credit
--------------

In May 2002, the Company and Biomoda entered into a line of credit agreement (the "LOC"), as amended, with no maximum borrowings, accruing interest at an annual interest rate of 5% and is due on demand. Interest income related to the LOC approximated $13,000 and $1,000 for the six-month periods ended June 30, 2004 and 2003, respectively.

Other Related Party Transactions
--------------------------------

In May 2002, the Company entered into a sublease agreement with Biomoda to sublease office space to Biomoda for $300 per month. The sublease is on a month-to-month basis and Biomoda is to abide with all relevant covenants of the Company's master lease.

In December 2003, the Company entered into a lease agreement with Biomoda to lease certain lab equipment for $500 per month. The lease is on a month-to-month basis.

Rental income related to the above leases for the three and six-month periods ended June 30, 2004, was approximately $2,400 and $4,800, respectively.

--------------------------------------------------------------------------------
Page F-12

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

3. INVESTMENT IN GENOMED, INC.

On January 8, 2004, the Company entered into a Stock Sale Agreement (the "Agreement") with GenoMed, Inc., a Florida corporation ("GenoMed") whereby the Company purchased approximately 33,300,000 shares of restricted common stock of GenoMed for $900,000 in cash, representing approximately 17.9% of the total outstanding shares of GenoMed immediately after the execution of the Agreement. The Company has accounted for this investment under the cost method as it cannot exercise significant influence over the operating and financial policies of GenoMed. In addition, the Company holds approximately 193,000 shares of free trading common stock of GenoMed not acquired in connection with the Agreement, which the Company has classified as marketable securities in the accompanying condensed financial statements.

4. STOCKHOLDERS' EQUITY

Common Stock
------------

During the quarter ended June 30, 2004, the Company issued 22,200,000 shares of common stock for services, which were valued at approximately $124,000 (based on the closing market price on the date of grant, which approximated $0.01 per share). The Company recorded such amounts in the accompanying statement of operations.

--------------------------------------------------------------------------------
Page F-13

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

                                    OVERVIEW

General
-------

Advanced Optics Electronics, Inc. (the "Company", "us", "we", or "ADOT") (ADOT-OTC BB) is a technology company based in Albuquerque, New Mexico. Its primary  focus  is the  development,  production  and  sales  of its  novel  and innovative electronic flat panel displays. We maintain an R+D facility and manufacturing plant, and are engaged in building large-scale flat panel displays utilizing its patented technology. We are currently investigating other applications of this core technology and different products related to optics and image recognition and analysis.

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

Our goal is to create a product line based on technology that is scalable both in terms of size and resolution to meet a wide range of requirements related to site, economics and use from our potential customers. We are also planning to develop a leasing program and an Owned + Operated group.

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

Our operating expenses have increased significantly since our inception. This is due to increased engineering and management staff and investments in operating infrastructure. Since our inception we have incurred significant losses and, as of June 30, 2004, had a deficit accumulated during the development stage of $16,045,695.

RESULTS OF OPERATIONS

Due  to  our  limited  operating  history,  we  believe  that   period-to-period
comparisons of our results of operations are not fully meaningful and should not be relied upon as an indication of future performance.

Comparison of the Three-month Periods Ended June 30, 2004 and 2003
------------------------------------------------------------------

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel expenses, consulting fees and depreciation of the equipment associated with the development and enhancement of our flat panel displays. Research development and technical costs increased to $107,977 in the second quarter of 2004 from $21,462 in the same period of 2003. Continued investment in product development is critical to attaining our strategic objectives and, as such, we expect product development expenses to increase significantly in future periods. We expense product development costs as they are incurred.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel, general corporate activities, and the depreciation and amortization of office furniture and leasehold improvements. General and administrative costs increased to approximately $438,000 in the second quarter of 2004 from $255,500 in the second quarter of 2003. We expect general and administrative costs to increase in the future as our business prospects develop and we will require more staff. The costs associated with being a publicly traded company and potential future strategic acquisitions will also be a contributing factor to increases in this expense.

OTHER INCOME (EXPENSE). Other income (expense) consists of interest and other income and expense and the equity interest in Biomoda Inc. Other income
(expense) net decreased to ($27,653) in the second quarter of 2004 from approximately ($34,000) in the second quarter of 2003 due primarily to a decrease in interest expense because much of the companies debt has been retired.

There was a larger loss on our Biomoda Investment due to the increased activity at Biomoda and the related increased expenses.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through the private placement of equity securities and the issuance of convertible debentures. As of June 30, 2004 we have raised net proceeds of approximately $11,865,000.

The  cash  balance  at  the  end  of  the  quarter  of   $1,521,486   represents
approximately six months of cash operating expenses.

We have also utilized equipment loans and capital lease financing. As of June 30, 2004 the only debt financing is a Convertible debenture in the approximate amount of $103,000 (including accrued interest) that we intend to pay off in its entirety in the fourth quarter of 2004.

The Company's holding in Biomoda, Inc ("Biomoda") may provide additional liquidity. Biomoda is a biomedical development company. The Company's direct ownership of Biomoda, as of June 30, 2004 was approximately 16.5%. Two officers of ADOT are also securities holders of Biomoda in addition to the ADOT ownership. Biomoda filed a revised SB-2 registration statement with the Securities and Exchange Commission, which was declared effective July 11, 2003. Biomoda is offering 5,000,000 shares at $6.00 per share (for an aggregate offering of $30,000,000). It is anticipated that a public market for Biomoda's securities will be established in the fourth quarter of 2004. Because a market for Biomoda's shares has not been established the potential value of the Company's investment cannot be measured. Consequently there can be no assurance that if the Company was to sell such investment that it would be able to on terms favorable to the Company or for the initial offering price. Factors such as dilution, blockage and a lack of a market may be encountered.

The Company's relationship to its investment in Biomoda changed during the second quarter of 2002. There is now an active leadership role in Biomoda being provided by John Cousins and Leslie Robins, officers of the Company. The Company has gone to the equity method of reporting its investment in Biomoda because of these changes in the management relationship between the two companies. ADOT has committed to providing bridge financing until sufficient capital is raised through the sale of Securities of Biomoda.

During the six months ended June 30, 2004, $8,900 was spent for the purchase of computers and software. Research and development expenditures were approximately $108,000 in the second quarter of 2004. Funds for operations, research and development and capital expenditures were provided from the sale of securities and cash reserves.

During the first quarter 2004, we have purchased 33,300,000 shares of Genomed, Inc., which represents approximately 18% of the outstanding shares of Genomed, Inc. The shares are restricted and must be held for one year. Genomed is a publicly traded biotech company working in genomics based disease management.

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

                         ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within 90 days prior to filing the Company's June 30, 2004 Form 10-QSB. Based upon that evaluation, the CEO and CFO concluded that, as of June 30, 2004, the Company's disclosure controls and procedures were of limited effectiveness.

Consequently, in March 2004, the Company has hired an independent third party contractor to evaluate and revise its existing control policies and procedures, including our disclosure controls and procedures, and to implement more effective and efficient controls and procedures.

Changes in Controls and Procedures
----------------------------------

There were no significant changes made in our internal controls over financial reporting during the quarter ended June 30, 2004 that have materially affected or are reasonably likely to materially affect these controls. The Company, however, is evaluating changes to its existing controls or adding controls to improve the design effectiveness of its system.

Limitations On the Effectiveness of Internal Control
----------------------------------------------------

The Company's management, including the CEO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, and/or the degree of compliance with the policies and procedures may deteriorate

                           PART II. OTHER INFORMATION

Item 1.  Legal proceedings

The company may on occasion be a party to litigation involving claims made by or against the company arising in the ordinary course of business. The officers and directors know of no legal proceedings pending or contemplated by any person, entity or governmental authority which would have a material adverse effect on the Company.

Item 2.  Changes in securities

Common Stock
------------

As of June  30,  2004,  the  status  of the  common  stock of the  Company  was:
2,950,000,000 shares authorized and 2,939,936,349 shares issued and outstanding.

During the three month period ended June 30, 2004, the Company issued 22,200,000 shares of common stock for services, which were valued at $124,320 (based on the closing market price on the date of grant, which was approximately $0.01).

These transactions were exempt under Section 4(2) of the Securities Act of 1933, as amended. The purchasers were well known to an executive officer of Advanced Optics Electronics, Inc. and each had a net worth or income level to qualify as accredited investors, were experienced in financial and business matters, and no general solicitation was involved in the transaction.

Item 3.  Defaults upon senior securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company's security holders during the second quarter of fiscal year 2004.

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

(a)  Reports on Form 8-K

No reports on Form 8-K was filed during the second quarter of 2004.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:     August 16, 2004

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