Form 10QSB
period 2004-09-30
ADVANCED OPTICS ELECTRONICS INC
filed 2004-11-15
CIK 1020657

U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2004

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

         Check whether the issuer (1) filed all reports  required to be filed by
         Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

         The number of issuer's shares of Common Stock outstanding as of November 15, 2004 was 3,063,136,349.

         Transitional Small Business  Disclosure Format (check one):
         Yes ____ No  X

PART I:  FINANCIAL INFORMATION
ITEM 1:  Financial Statements


                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                             CONDENSED BALANCE SHEET
                               September 30, 2004
--------------------------------------------------------------------------------

                                   (UNAUDITED)
                                     ASSETS

Current Assets
       Cash                                                               $    645,805
       Costs in excess of billings on uncompleted contract, net                795,000
       Marketable securities                                                    76,153
       Other current assets                                                     41,275
                                                                          ------------

            Total current assets                                             1,558,233

Property and Equipment, net                                                    126,603

Other Assets
       Investment in and advances to Biomoda, Inc.                             787,426
       Investment in GenoMed, Inc.                                             900,000
       Notes receivable                                                         52,500
                                                                          ------------

                                                                             1,739,926
                                                                          ------------
Total Assets                                                              $  3,424,762
                                                                          ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
       Accounts payable                                                   $     73,309
       Accrued expenses                                                         58,411
       Convertible debentures                                                  103,618
                                                                          ------------

            Total current liabilities                                          235,338
                                                                          ------------

Commitments and Contingencies

Stockholders' Equity
       Preferred stock, $0.001 par value, 10,000,000 shares authorized;
         no shares issued and outstanding                                           --
       Common stock, $0.001 par value, 2,950,000,000 shares authorized;
         2,939,936,349 shares issued and outstanding                         2,939,936
       Treasury stock, at cost                                                 (62,953)
       Notes receivable from officer                                           (67,299)
       Additional paid in capital                                           17,074,771
       Accumulated other comprehensive income (loss)                          (122,580)
       Deficit accumulated during the development stage                    (16,572,451)
                                                                          ------------

            Total stockholders' equity                                       3,189,424
                                                                          ------------

Total Liabilities and Stockholders' Equity                                $  3,424,762
                                                                          ============

--------------------------------------------------------------------------------
Page F-1         See accompanying notes to these condensed financial statements.

                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
          For the Three Month Periods Ended September 30, 2004 and 2003
--------------------------------------------------------------------------------

                                   (UNAUDITED)

                                                                    2004               2003
                                                             ---------------    ---------------

CONTRACT REVENUES                                            $            --    $            --
                                                             ---------------    ---------------
OPERATING EXPENSES
  General and administrative                                        (252,876)          (561,789)
  Payroll and related                                               (174,542)                --
  Research and development                                           (21,425)           (94,077)
  Asset impairment                                                        --                 --
                                                             ---------------    ---------------
                                                                    (448,843)          (655,866)

ESTIMATED LOSS ON CONTRACT                                           (86,382)                --
                                                             ---------------    ---------------

OPERATING LOSS                                                      (535,225)          (655,866)
                                                             ---------------    ---------------
OTHER INCOME (EXPENSE)
  Interest income                                                      8,919                 --
  Realized gain (loss) on marketable equity securities                    --              2,041
  Gain (loss) on sale of treasury stock                                   --             31,707
  Equity in losses in Biomoda, Inc.                                       --              3,776
  Gain on extinguishment of debt                                          --                 --
  Interest expense                                                      (450)           (49,764)
                                                             ---------------    ---------------
                                                                       8,469            (12,240)
                                                             ---------------    ---------------
NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE                                             (526,756)          (668,106)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE                                                                 --                 --
                                                             ---------------    ---------------
NET LOSS                                                     $      (526,756)   $      (668,106)
                                                             ===============    ===============
Basic and diluted net loss available to common shareholder   $         (0.00)   $         (0.00)
                                                             ===============    ===============
per common share

Basic and diluted weighted average common shares
  outstanding                                                  2,933,421,132      2,015,908,862
                                                             ===============    ===============

--------------------------------------------------------------------------------
Page F-2         See accompanying notes to these condensed financial statements.

                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
 For the Nine Month Periods Ended September 30, 2004 and 2003 and For The Period
               May 22, 1996 (Inception) Through September 30, 2004
--------------------------------------------------------------------------------

                                  (UNAUDITED)

                                                                                                    May 22, 1996
                                                                                                     (Inception)
                                                                                                       Through
                                                                                                     September 30,
                                                                   2004               2003               2004
                                                             ---------------    ---------------    ---------------

CONTRACT REVENUES                                            $            --    $            --    $            --
                                                             ---------------    ---------------    ---------------
OPERATING EXPENSES
  General and administrative                                      (1,196,701)        (1,153,295)       (10,349,159)
  Payroll and related                                               (609,803)                --         (1,444,959)
  Research and development                                          (237,309)          (129,088)        (1,630,220)
  Asset impairment                                                        --                 --           (227,570)
                                                             ---------------    ---------------    ---------------
                                                                  (2,043,813)        (1,282,383)       (13,651,908)

ESTIMATED LOSS ON CONTRACT                                          (168,455)           (50,000)        (1,423,455)
                                                             ---------------    ---------------    ---------------

OPERATING LOSS                                                    (2,212,268)        (1,332,383)       (15,075,363)
                                                             ---------------    ---------------    ---------------
OTHER INCOME (EXPENSE)
  Interest income                                                     21,912             11,960            104,281
  Realized gain (loss) on marketable equity securities                17,747              2,041            (43,328)
  Other investment gains                                                  --                 --             59,784
  Gain (loss) on sale of treasury stock                                   --             31,707             31,707
  Equity in losses in Biomoda, Inc.                                  (63,617)           (18,824)          (402,915)
  Loss on disposal of assets                                              --                 --             (4,306)
  Gain on extinguishment of debt                                          --                 --             40,171
  Interest expense                                                   (10,147)           (72,536)        (1,219,462)
                                                             ---------------    ---------------    ---------------
                                                                     (34,105)           (45,652)        (1,434,068)
                                                             ---------------    ---------------    ---------------
NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE                                           (2,246,373)        (1,378,035)       (16,509,431)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE                                                                 --                 --            (63,020)
                                                             ---------------    ---------------    ---------------

NET LOSS                                                     $    (2,246,373)   $    (1,378,035)   $   (16,572,451)
                                                             ===============    ===============    ===============

Basic and diluted net loss available to common shareholder   $         (0.00)   $         (0.00)
                                                             ===============    ===============
per common share

Basic and diluted weighted average common shares
  outstanding                                                  2,887,373,986      1,340,815,254
                                                             ===============    ===============

--------------------------------------------------------------------------------
Page F-3         See accompanying notes to these condensed financial statements.

                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
 For The Nine Month Periods Ended September 30, 2004 and 2003 and For the Period
               May 22, 1996 (Inception) Through September 30, 2004
--------------------------------------------------------------------------------

                                   (UNAUDITED)

                                                                                       May 22, 1996
                                                                                        (Inception)
                                                                                          Through
                                                                                        September 30,
                                                            2004            2003            2004
                                                        ------------    ------------    ------------
Cash flows from operating activities:
    Net loss                                            $ (2,246,373)   $ (1,378,035)   $(16,572,451)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
       Intrinsic value of conversion features                     --              --         610,603
       Write off of organization costs                            --              --          63,020
       Amortization of discount on convertible
         notes and preferred stock                                --              --         295,209
       Realized (gain) loss on marketable securities         (17,747)         (2,041)         43,328
       Gain on disposal of assets                                 --              --           4,306
       Loss on investment in Biomoda, Inc.                    63,617          18,824         402,915
       Issuance of common stock for services                 334,991         743,861       6,584,937
       Transfer of marketable securities for services        108,900              --         108,900
       Issuance of notes payable for services                     --              --          50,000
       Loss (gain) on sale of treasury stock                      --         (31,707)        (31,707)
       Allowance for loss on contract                             --              --       1,255,000
       Gain on extinguishment of debt                             --              --         (40,170)
       Interest earned on note receivable from
         stockholder and related parties                          --          (4,120)        (17,823)
       Depreciation and amortization                          26,700          21,835         638,264
       Bad debt expense                                           --              --          15,000
       Asset impairment                                           --              --         227,570
       Other non-cash expenses                                    --              --          33,447
       Accrued interest                                           --              --         340,171
    Changes in operating assets and liabilities:
       Other current assets                                     (837)             --         (75,760)
       Costs in excess of earnings over billings
       on uncompleted contract                                    --        (110,503)     (2,050,000)
       Accounts payable and accrued expenses                (149,674)       (102,478)        104,470
                                                        ------------    ------------    ------------

    Net cash used in operating activities                 (1,880,423)       (844,364)     (8,010,771)
                                                        ------------    ------------    ------------
Cash flows from investing activities:
    Purchases of property and equipment                      (36,552)             --        (491,489)
    Proceeds from sale of property and equipment                  --              --          23,800
    Investment in Biomoda, Inc.                                   --              --        (383,845)
    Proceeds from sale of Biomoda, Inc. stock                     --              --          28,930
    Advances to Biomoda, Inc.                               (518,971)        (11,458)       (835,426)
    Investment in GenoMed, Inc.                             (900,000)             --        (900,000)
    Sale of marketable securities                            154,359              --         195,024
    Purchases of marketable securities                      (404,945)             --        (514,279)
    Increase in notes receivable                             (17,500)             --         (52,500)
    Purchase of other assets                                      --              --        (245,579)
                                                        ------------    ------------    ------------

    Net cash used in investing activities                 (1,723,609)        (11,458)     (3,175,364)
                                                        ------------    ------------    ------------

                                                         Continued

--------------------------------------------------------------------------------
Page F-4         See accompanying notes to these condensed financial statements.

                                                                                        May 22, 1996
                                                                                         (Inception)
                                                                                           Through
                                                                                         September 30,
                                                            2004            2003            2004
                                                        ------------    ------------    ------------
Cash flows from financing activities:
    Principal repayments on notes payable and
        capital leases                                            --         (27,958)       (269,987)
    Proceeds from notes payable                                   --              --         622,776
    Issuance of common stock for cash                        455,511         468,230      10,660,198
    Increase in note receivable officer                           --              --          (5,422)
    Proceeds from sale of treasury stock                      15,372              --         192,531
    Purchase of treasury stock                               (26,908)             --        (243,561)
    Proceeds from issuance of convertible debt                    --              --       1,270,965
    Principal repayments on convertible debt                (154,000)         (9,000)       (395,560)
                                                        ------------    ------------    ------------

    Net cash provided by financing activities                289,975         431,272      11,831,940
                                                        ------------    ------------    ------------

Net (decrease) increase in cash                           (3,314,057)       (424,550)        645,805

Cash at beginning of period                                3,959,862          49,858              --
                                                        ------------    ------------    ------------

Cash at end of period                                   $    645,805    $   (374,692)   $    645,805
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

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

MANAGEMENTS' REPRESENTATION:

The management of Advanced Optics Electronics, Inc. (the "Company") without audit has prepared the condensed financial statements included herein. The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of management, all adjustments considered necessary for fair presentation of the condensed financial statements have been included and were of a normal recurring nature, and the accompanying condensed financial statements present fairly the financial position as of September 30, 2004, and the results of operations and cash flows for the three periods ended September 30, 2004 and 2003.

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

The company's research and development work in the third and fourth quarters of 2004 have not completed the initial product as expected. Completion of the product is now expected in the first quarter of 2005. Because of the lack of anticipated revenues in 2004, the Company has taken excess cash funds and invested these in what they deem to be sound investments that may produce additional funds and gains to the company in 2005. These funds and gains would then be used for additional product development and administrative expenses in the initial production stage of the product. These investments include marketable securities of other companies including several bio-medical companies.

DEVELOPMENT STAGE

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

Management plans to obtain revenues from product sales, but there are no significant commitments for purchases of any of the proposed products. In the absence of significant sales and profits, the Company may seek to raise additional funds to match its working capital requirements through the additional sales of debt and equity securities. There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that if such funds become available the terms will be satisfactory to the Company. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

--------------------------------------------------------------------------------
Page F-7

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEVELOPMENT STAGE (continued)

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2004, the Company has positive working capital approximating $1,323,000 including approximately $646,000 of cash. Management believes that such cash balance will be sufficient to satisfy working capital needs through December 31, 2004.

STOCK BASED COMPENSATION

At September 30, 2004, the Company has one stock-based employee compensation plan (the "Plan"). The Company accounts for the Plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 ("APB 25"), and related interpretation. No stock-based compensation cost is recognized in net loss due to all options issued to employees were at market value or all intrinsic value has been expensed in prior periods. Stock options granted under the Plan have exercise prices equal to the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net income and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123") to stock-based employee compensation.

                                                  Three Months Ended September 30,     Nine Months Ended September 30,
                                                       2004             2003              2004                 2003
                                                   ------------      ------------      ------------        -----------
Net loss:
    As reported                                    $  (526,756)      $  (668,106)      $(2,246,373)        $(3,449,994)
    Deduct: Total stock-based employee
          compensation expense determined under
          fair value based method for all awards            --                --                --                  --
                                                   -----------       -----------       -----------         -----------
    Pro forma                                      $  (526,756)      $  (668,106)      $(2,246,373)        $(3,449,994)
                                                   ===========       ===========       ===========         ===========
Basic and diluted net loss per share:
    As reported                                    $        --       $        --       $        --         $        --
                                                   ===========       ===========       ===========         ===========
    Pro forma                                      $        --       $        --       $        --         $        --
                                                   ===========       ===========       ===========         ===========

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

--------------------------------------------------------------------------------
Page F-8

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

MARKETABLE SECURITIES

The Company classifies its investments in marketable securities as "available-for sale" in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company does not have any investments classified as "trading" or "held to maturity".

Available-for-sale securities consist of equity securities in GenoMed (Note 3) and are carried at fair value with the unrealized gain or loss, net of tax, reported in accumulated other comprehensive income. The fair value of marketable securities was determined based on available market information. During the nine months ended September 30, 2004, the Company purchased securities approximating $405,000 and sold securities approximating $154,000, realizing a net gain approximating $18,000 upon sale.

REVENUE RECOGNITION

The Securities and Exchange Commission issued Staff Accounting Bulletin 104 ("SAB 104"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. As the Company accounts for long-term contracts in accordance to Statements of Position ("SOP") 81-1 (see below), management believes that the Company's revenue recognition policy conforms to SAB 104.

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

--------------------------------------------------------------------------------
Page F-9

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

REVENUE RECOGNITION (continued)

The contract to produce two outdoor advertising billboards totals $1.7 million, with $885,000 assigned to the first unit. An estimated loss of approximately $1,425,000 from production of the first unit has been recognized through September 30, 2004, which includes a current quarter loss approximating $87,000. The Company's estimated cost to complete, as of September 30, 2004 is $125,000 which is expected to be funded with cash, billings on the contract and proceeds from the issuance of the Company's common stock. Per the agreement, the first unit is not to exceed $885,000, of which $90,000 has been billed and collected in prior periods. Therefore, all additional costs to complete will be expensed as incurred.

The anticipated delivery date of the first unit is in March 2005. Unanticipated delays have postponed delivery resulting in an amended delivery date. During the contract period, the Company is entitled to bill the customer as the following milestones are met:

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

As disclosed in Note 2, the Company is associated with Biomoda, Inc. Because of common ownership between the Company and Biomoda and other factors discussed in FIN No. 46R, the Company is evaluating whether Biomoda requires consolidation under FIN 46R.

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

--------------------------------------------------------------------------------
Page F-11

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

2. INVESTMENTS IN AND ADVANCES TO BIOMODA

As of September 30, 2004, the Company owned approximately 1,132,000 or 15.9% of the 7,117,000 outstanding shares of Biomoda, a development stage company involved in the development of technology for the early detection of lung cancer. In addition, two of the Company's officers own approximately 13.5%, collectively, of the outstanding shares of common stock of Biomoda. As a development stage company, Biomoda has not had any revenues as of September 30, 2004.

A summary of the investment is as follows:

             Original cost                     $(383,845)
             Additional investment               (48,000)
             Equity in loss of investment        402,915
             Sale of investment                   28,930
             Advances on line of credit, net     787,426
                                               ---------
                                               $ 787,426
                                               =========

The Company will continue to provide Biomoda with bridge financing needed to fund its' day to day operations, until such time that Biomoda has raised sufficient capital, to fund operations.

LINE OF CREDIT

In May 2002, the Company and Biomoda entered into a line of credit agreement (the "LOC"), as amended, with no maximum borrowings, accruing interest at an annual interest rate of 5% and is due on demand. Interest income related to the LOC approximated $22,000 and $5,000 for the nine-month periods ended September 30, 2004 and 2003, respectively. Interest income related to the LOC approximated $9,000 and $2,000 for the three-month periods ended September 30, 2004 and 2003 respectively.

OTHER RELATED PARTY TRANSACTIONS

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

Rental income related to the above leases for the three and nine-month periods ended September 30, 2004, was approximately $2,400 and $7,200, respectively. Rental income related to the above leases for the three and nine-month periods ended September 30, 2003, was approximately $900 and $2,700, respectively.

--------------------------------------------------------------------------------
Page F-12

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

3. INVESTMENT IN GENOMED, INC.

On January 8, 2004, the Company entered into a Stock Sale Agreement (the "Agreement") with GenoMed, Inc., a Florida corporation ("GenoMed") whereby the Company purchased approximately 33,300,000 shares of restricted common stock of GenoMed for $900,000 in cash, representing approximately 17.9% of the total outstanding shares of GenoMed immediately after the execution of the Agreement. The Company has accounted for this investment under the cost method as it cannot exercise significant influence over the operating and financial policies of GenoMed. In addition, the Company holds approximately 1,325,000 shares of free trading common stock of GenoMed not acquired in connection with the Agreement, which the Company has classified as marketable securities in the accompanying condensed financial statements. Management believes that no impairment of this investment is necessary as of September 30, 2004.

4. STOCKHOLDERS' EQUITY

COMMON STOCK

During the nine months ended September 30, 2004, the Company issued 42,000,000 shares of common stock for services, which were valued at approximately $335,000 (based on the closing market price on the date of issuance, which approximated less than $0.01 per share). The Company recorded such amounts in the accompanying condensed statements of operations.

During the nine months ended September 30, 2004, in accordance with the applicable convertible debentures agreement, the Company issued 103,000,000 shares of common stock at conversion prices of less than $0.01 in connection with the conversion of notes payable approximating $505,000, including approximately $160,000 of accrued interest.

During the nine months ended September 30, 2004, the Company issued 39,800,000 shares of common stock for cash, which were valued at approximately $455,500 (based on the closing market price on the date of issuance, which approximated $0.01 per share).

5. SUBSEQUENT EVENTS

 In October 2004, 22,200,000 shares of common stock that had been issued in the second quarter of 2004 were returned and cancelled, as the agreement for services was terminated.

 In October and November 2004, 118,000,000 shares of common stock were issued for cash of approximately $162,000 and 27,400,000 shares of common stock were issued for services in the approximate amount of $57,000.

 In October 2004, the Company's Board of Directors authorized the increase of the number of shares of the Company's common stock to 4,000,000,000.

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

Our operating activities have related primarily to the initial planning and development of our product and building our operating infrastructure. We have completed, tested, and measured the performance of, our prototype and are currently in the manufacturing process of our production model. The initial production model is scheduled to be completed in the first quarter of 2005.

We expect our principal source of revenue to be derived from sales of our electronic display product. To date we have not recognized any revenue, but we have developed a functioning prototype and we anticipate sales by the end of the first quarter of 2005. The Company has set the price for its units at $395,000 and $1,490,000 respectively for its 2 meter x 3 meter and its 3 meter x 8 meter flat panel displays.

The Company's research and development work in the third and fourth quarters of 2004 have not completed the initial product as expected due to technical hurdles. Completion of the product is now expected in the first quarter of 2005. Because of the lack of anticipated revenues in 2004, the Company has taken excess cash funds and invested these in what they deem to be sound investments that may produce additional funds and gains to the Company in 2005 and 2006. These funds and gains would then be used for additional product development and administrative expenses in the initial production stage of the product. These investments include marketable securities of other companies including several bio-medical companies.

The Company has completed a marketing film that is being distributed on a national and international basis. The recipients who receive this film are institutional investors and qualified potential buyers of the flat panel displays.

Advanced Optics Electronics, Inc. completed filing for its initial patent relating to its hand held color check device known as COLOR-CHEK. The patent covers the Company's unique and novel conception and implementation of hardware and firmware system for determining the color optically and expressing the result with vocal responses. This invention will initially benefit the vision impaired. ADOT is also developing a color coding kit to enhance the color check capabilities of a broader application of the color spectrum. Pricing is targeted in the $70-85 range. During the first half of 2005, ADOT will establish marketing arrangements for the distribution of the device after a supply has been manufactured and inventoried.

Our operating expenses have increased significantly since our inception. This is due to increased engineering and management staff and investments in operating infrastructure. Since our inception we have incurred significant losses and, as of September 30, 2004, had a deficit accumulated during the development stage of $16,572,451.

RESULTS OF OPERATIONS

Due  to  our  limited  operating  history,  we  believe  that   period-to-period
comparisons of our results of operations are not fully meaningful and should not be relied upon as an indication of future performance.

Comparison of the Three-month Periods Ended September 30, 2004 and 2003
-----------------------------------------------------------------------

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel expenses, consulting fees and depreciation of the equipment associated with the development and enhancement of our flat panel displays. Research and development, technical costs and increases to the contract expenses increased to $107,807 in the third quarter of 2004 from $94,077 in the same period of 2003. Continued investment in product development is critical to attaining our strategic objectives and, as such, we expect product development expenses to increase significantly in future periods. We expense product development costs as they are incurred.

GENERAL AND ADMINISTRATIVE AND PAYROLL. General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel, general corporate activities, and the depreciation and amortization of office furniture and leasehold improvements. General and administrative and payroll costs decreased to approximately $427,000 in the third quarter of 2004 from $562,000 in the third quarter of 2003. We expect general and administrative costs to increase in the future as our business prospects develop and we will require more staff. The costs associated with being a publicly traded company and potential future strategic acquisitions will also be a contributing factor to increases in this expense.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through the private placement of equity securities and the issuance of convertible debentures. As of September 30, 2004, we have raised net proceeds of approximately $11,865,000.

The cash balance at the end of the quarter of $645,805 represents an estimated three months of future cash operating expenses.

We have also utilized equipment loans and capital lease financing. As of September 30, 2004 the only debt financing is a Convertible debenture in the approximate amount of $103,000 (including accrued interest) that we intend to pay off in its entirety in 2005.

The Company's holding in Biomoda, Inc ("Biomoda") may provide additional liquidity. Biomoda is a biomedical development company. The Company's direct ownership of Biomoda, as of September 30, 2004 was approximately 15.9%. Two officers of ADOT are also securities holders of

Biomoda in addition to the ADOT ownership. Biomoda filed an SB-2 registration statement with the Securities and Exchange Commission, which was declared effective July 11, 2003. Biomoda, via a PPM initiated in July 2003, is offering 5,000,000 shares at $6.00 per share (for an aggregate offering of $30,000,000). Biomoda is in the process of revising the SB-2 to offer 10,000,000 shares at $3.00 (for an aggregate offering of $30,000,000). It is anticipated that a public market for Biomoda's securities will be established in 2005 at the revised price. Because a market for Biomoda's shares has not been established, the potential value of the Company's investment cannot be measured. Consequently, there can be no assurance that if the Company was to sell such investment that it would be able to on terms favorable to the Company or for the initial offering price. Factors such as dilution, blockage and a lack of a market may be encountered.

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

During the nine months ended September 30, 2004, $37,000 was spent for the purchase of computers and software. Research and development expenditures were approximately $2,000 in the third quarter of 2004. Funds for operations, research and development and capital expenditures were provided from the sale of securities and cash reserves.

During the first quarter 2004, we purchased 33,300,000 restricted shares under Rule 144 of Genomed, Inc., which represents approximately 17.6% of the outstanding shares of Genomed, Inc. at September 30, 2004. The shares are restricted and must be held for at least one year with certain other restrictions under Rule 144. Genomed is a publicly traded biotech company working in genomics based disease management.

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

                         ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within 90 days prior to filing the Company's September 30, 2004 Form 10-QSB. Based upon that evaluation, the CEO and CFO concluded that, as of September 30, 2004, the Company's disclosure controls and procedures were of limited effectiveness.

Consequently, in March 2004, the Company has hired an independent third party contractor to evaluate and revise its existing control policies and procedures, including our disclosure controls and procedures, and to implement more effective and efficient controls and procedures.

CHANGES IN CONTROLS AND PROCEDURES

There were no significant changes made in our internal controls over financial reporting during the quarter ended September 30, 2004 that have materially affected or are reasonably likely to materially affect these controls. The Company, however, is evaluating changes to its existing controls or adding controls to improve the design effectiveness of its system.

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

Item 2.  Changes in securities

Common Stock

As of  September  30,  2004,  the status of the common stock of the Company was:
2,950,000,000 shares authorized and 2,939,936,349 shares issued and outstanding.

During the three month period ended September 30, 2004, the Company did not issue any securities. 22,200,000 shares of stock that had been issued in the second quarter of 2004 for services were cancelled on October 11, 2004. This is a subsequent event to the September 30, 2004 financial statements.

In October and November 2004, 118,000,000 shares of common stock were issued for cash of approximately $162,000 and 27,400,000 shares of common stock were issued for services in the approximate amount of $57,000. These were subsequent events to the September 30, 2004 financial statements.

The Board approved the increase in the authorized common stock to 4,000,000,000 as of October 14, 2004. This is a subsequent event to the September 30, 2004 financial statements.

Item 3.  Defaults upon senior securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company's security holders during the third quarter of fiscal year 2004.

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

Dated:     November 15, 2004

ADVANCED OPTICS ELECTRONICS, INC.

                                  BY:/s/John J. Cousins
                                     ------------------------
                                        John J. Cousins
                                        Vice President of Finance
                                        (Principal Accounting Officer)


                                  BY:/s/Leslie S. RobinS
                                     ------------------------
                                        Leslie S. Robins
                                        Executive Vice President
                                        (Principal Executive Officer)