Form 10KSB
period 2004-12-31
ADVANCED OPTICS ELECTRONICS INC
filed 2005-04-15
CIK 1020657

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004         Commission file No. 0-24511

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No ___

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

The aggregate market value of the voting stock held by non-affiliates of the issuer on March 31, 2005 was approximately $3,725,000 based upon the closing price of such stock on that date of approximately $ 0.001. The number of issuer's shares of Common Stock outstanding including shares issued to affiliates as of March 31, 2005 was 3,733,136,349.

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

Item 8A. Evaluation of Controls and Procedures

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits List
Item 14. Principal Accountant Fees and Services

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

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

General
-------

Advanced Optics Electronics, Inc. (ADOT-OTC BB) is a technology company based in Albuquerque, New Mexico. Its primary focus is in image display and recognition technology. The company maintains an R&D facility and manufacturing plant, and is engaged in building large-scale flat panel displays, utilizing its patented technology, and production of color recognition optical devices.

The Company was organized as a Nevada corporation on May 22, 1996. On November 7, 1996, the Company acquired the business and patents of PLZTech, a company involved in the development of flat panel displays.

The Company's principal offices are located at 8301 Washington NE, Suite 5, Albuquerque, New Mexico 87113, and its telephone number is (505) 797-7878.

Company Overview
----------------

We are a developmental stage technology company with our primary focus on image display and recognition technology. Two products that are in development from this technology are large-scale flat panel displays, which utilize our patented technology, and color recognition optical devices. We are currently continuing our research, development, prototyping, and manufacturing of our products and the underlying technology. We are in the process of making the transition from a developmental stage company to producing and selling our product lines.

We plan to focus on producing and selling our large-scale flat panel displays for the outdoor advertising billboard industry, which represents the first time that our technology is available to this industry. We are in negotiations to acquire a billboard location in Florida and intend to retrofit it with our technology in order to learn more about the outdoor billboard market and advertising customer needs and industry requirements.

In addition, there are other markets and applications that represent opportunities for additional sources of business, and we are beginning to explore these markets and applications, such as e-cinema, lighting sources, stadium and sports applications and systems, control and status monitoring, and environmental warning systems.

Initially, we plan to sell our color recognition optic devices through e-commerce and retail locations to the blind and visually impaired. We are exploring additional markets for these devices for industrial, scientific and manufacturing applications.

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

Industry Background
-------------------

Our flat panel displays fit into a growing niche that is part of the broad visual communications market, which includes printing, photography, television, billboard, etc. In particular, our flat panel displays fit within the billboard sub-category of the broad visual communications market. Billboards include various niches commonly identified as painted signs, architectural signage, electric signs, programmable signs and large video displays. According to the Outdoor Advertising Association of America, outdoor advertising was a $5.8 billion industry in 2004, which was 6% higher than the previous year. The billboard segment of the outdoor advertising market represents 62% of total outdoor expenditures and topped $3.62 billion in 2004. We believe that the advantages of our flat panel displays for the outdoor advertising billboard industry will be significant. Our flat panel displays have the benefit in comparison to traditional printed billboards of providing dynamic, eye-catching ads and rapid change of display images from a remote site. Billboard companies could benefit by increasing revenues per sign by being able to sell the same space to different advertisers at different times during the day, with the ability to immediately access and change each sign via the remote site.
Advertisers could benefit substantially because they would be able to reach their target audience with greater precision.

The market for our color recognition optical device, ("Color-Chek") is the population of the visually impaired, industrial manufacturing and in thermal imaging applications for the military. We plan to initially focus on the visually impaired. The company's unique and novel conception and implementation of hardware and firmware determines the color optically and expresses the results with vocal responses. The company with establish marketing arrangements for the distribution to retail locations after a supply has been manufactured and inventoried.

Strategy
--------

PANELS

After conducting extensive research in various industries, including laptop computers, high definition televisions and outdoor advertising billboards, to determine which market would be best suited for producing and selling products utilizing our technology, we decided to concentrate our complete attention and efforts on marketing to the outdoor electronic advertising billboard industry. According to the Outdoor Advertising Association of America, advertising space was sold on approximately 390,000 billboards in 2004. Our goal is to create a line of products utilizing our technology that is scalable both in terms of size and resolution to meet a wide range of requirements related to potential customers' economics, billboard locations and intended use.

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

To familiarize ourselves with the industry and market we are investigating purchasing a billboard location in Florida which we intend to retro-fit with our product. This will allow us to conduct a real world test of the product so that we may understand the requirements that outdoor advertising necessitates. It will also allow us an ongoing revenue stream from advertising through our ramp up of production.

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

The other product that is in development is the color recognition optical sensing device (Color-Chek). We believe the major advantages of our product are a cheaper cost for the level of resolution and flexibility relative to our competitors. The market for this product will primarily be to the color-blind and visually impaired. However, we are exploring other markets where color recognition may be beneficial such as in underwater and space applications. The company has filed for a patent related to Color-Chek.

Suppliers and Availability of Raw Materials
-------------------------------------------

We have identified several suppliers of the basic components of our systems. We anticipate this technology to continue to develop and mature, which will create more suppliers, lower prices and greater availability. We are continually evaluating suppliers of subassemblies and components and researching alternatives. We are sensitive not only to the quality and cost of the parts and pieces supplied but also the strategic importance of multiple supplier relationships.

Manufacturing, Distribution, Installation and Maintenance of Our Products
-------------------------------------------------------------------------

We have established relationships with contract manufacturing facilities for the production of our flat panel displays. We intend to establish a larger manufacturing facility for assembling our flat panel displays in preparation for larger scale operations. Our flat panel displays will be shipped directly from our manufacturing facilities to our customers, and we intend to promote, market and sell our products through direct sales channels. Our plan is to install the first 10 to 20 flat panel displays that we sell.

We plan to contract manufacture of Color-Chek out to outside manufacturing facilities in the US and Mexico.

We also plan to maintain and repair our products for a specific warranty period and offer maintenance contracts beyond the warranty period. In addition, we intend to investigate the possibility of contracting with United States and international third party service providers for on-site installation, maintenance and repair of our flat panel displays.

Customers
---------

PANELS

According to the Outdoor Advertising Association of America, there were approximately 151,000 30-sheet billboards that measure approximately 12 feet by 24 feet and approximately 106,000 8-sheet billboards that measure approximately 6 feet by 12 feet in the United States in 2004. We believe that many of these billboards represent potential retrofit sites for the installation of our flat panel displays.

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

COLOR-CHEK

There are approximately 8,000,000 visually impaired individuals in the United States according to the 2000 US Census. These individuals would be the initial target market for this product to assist them in day to day life that may require color recognition such as in traffic lights, matching of clothes, and computer work. Other potential customer bases include industrial manufacturing for color recognition on assembly lines and military sales for application in low-light environments.

Competition
-----------

PANELS

We will compete with the existing billboard techniques of hand painted or printed and pasted signs. Recently, there has been a trend toward creating the art digitally, but these images are still printed on large sheets and pasted up. We believe these forms of billboard presentations will only be viable in low density, low traffic areas. In comparison, our flat panel displays include high brightness, full color, superior image quality, wide viewing angle with excellent outdoor readability, relatively low cost compared with competing electronic billboard technologies, high reliability and rapid change of display images from a remote site.

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

COLOR-CHEK

There are a number of competitors in the optical recognition to speech device market. At least 11 of these companies have products on the market currently with several more that have announced plans to release products in the next few years. All of the competitors products are more expensive and in some cases less functional that the Company's product Color-Chek.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS (STATUS)

     Advanced Optics holds the following patents and patents pending:

     o Patent #5,198,920 relating to a Transverse Pixel Formation for Spatial Light Modulator.

     o Patent pending for COLOR-CHEK, a hand-held color check optical recognition device.

Our success will depend on our ability to protect our proprietary technology and other intellectual property rights. We acquired the patent relating to the transverse pixel format when we acquired all the assets of PLZTech, Inc. in November 1996. Although we have been awarded the patent and have filed an application for a patent, the degree of protection offered by these patents or the likelihood that pending patents will be issued is uncertain. Any unauthorized use of our proprietary technology could result in costly and time-consuming litigation to enforce our proprietary rights.

Research and Development Activities
-----------------------------------

In fiscal 2004, which ended December 31, 2004, approximately $222,000 was spent on research and development activities. In 2003 approximately $61,000 was spent on research and development activities. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to increase significantly in future periods. We expense product development costs as they are incurred.

Employees
---------

As of December 31, 2004, the Company has 8 full-time employees. The Company also contracted with other personnel and subcontractors for various projects on an as-needed basis.

Reporting
---------

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

ITEM 3. LEGAL PROCEEDINGS

On December 10, 2004, the Company and another entity filed a lawsuit in the State of New Mexico against an individual ("the DEFENDANT") to recover $13,500,000. for damages and injunctive relief arising out of the intentionally tortuous conduct of the Defendant. On December 23, 2004, instead of filing a counterclaim, the Defendant filed a lawsuit against the Company and others for alleged malicious abuse of process, defamation, civil conspiracy, prima facie tort, and intentional infliction of emotional distress, but did not allege any amount of damages. On January 26, 2005, the Company filed a motion to dismiss that lawsuit. Because of the inherent uncertainties, a favorable or unfavorable outcome could not be determined as of this date as well as the amount or range of potential recovery by the Company in the event of favorable outcome or loss to the Company in the event of an unfavorable outcome. On April 5, 2005 an insurance carrier for the Company confirmed that it would provide legal counsel for the Company in the defense of the claims brought by the above referenced Defendant.

On April 8, 2005 the Company was awarded damages in the sum of $13,500,269 as a result of a two separate judgments against two former co-defendants of the above referenced Defendant. The Court's order also provides that the defendants must pay the Company an additional $905,794 as pre-judgment interest.

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

                                COMMON STOCK BID

                                                High              Low
-----------------------------------------------------------------------
Fiscal 2003:
                         1st Quarter           $.007            $0.001
                         2nd Quarter            .003            $0.001
                         3rd Quarter            .051            $0.002
                         4th Quarter            .086           $0.0039
-----------------------------------------------------------------------
Fiscal 2004:
                         1st Quarter            .025              .010
                         2nd Quarter            .010              .004
                         3rd Quarter            .005              .003
                         4th Quarter            .003              .002
-----------------------------------------------------------------------

As of December 31, 2004 the Company estimates that there were approximately 10,000 shareholders and the closing price of the Company's common stock was $.002. The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the near future.

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

Recent Sales of Unregistered Securities
---------------------------------------

Common Stock
------------

During October 2004, the Company sold 118,000,000 shares of common stock for $161,970 in cash; all shares were sold for less than $0.01.

During November 2004, the Company sold 160,000,000 shares of common stock for $2,777,200 in cash; all shares were sold for less than $0.01.

During December 2004, the Company sold 145,000,000 shares of common stock for $224,350 in cash; all shares were sold for less than $0.01.

During October 2004, the Company issued 27,400,000 shares of common stock for services, which were valued at $57,540 (based on the closing market price on the date of grant, which was less than $0.01). The Company recorded such amounts in the accompanying statement of operations.

During October 2004 the Company purchased a net of 2,225,000 shares of common stock (based on the fair market value on the date of transaction, which were less than $0.01) held as treasury stock.

During December 2004, the Company purchased a net of 11,000,000 shares of common stock (based on the fair market value on the date of transaction, which were less than $0.01) held as treasury stock.

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

Equity Compensation Plans
-------------------------

---------------------------------------------------------------------------------------------------------------------
                                             EQUITY COMPENSATION PLANS
---------------------------------------------------------------------------------------------------------------------
Plan Category           Number of Securities to   Weighted-Average           Remaining available for future
                        be issued upon exercise   Exercise Price of          issuance under equity compensation
                        of outstanding Options,   outstanding Options,       plans (excluding securities reflected
                        Warrants and Rights (#)   Warrants and Rights  ($)   in column (A))  (#)
---------------------------------------------------------------------------------------------------------------------
Equity Compensation     400,000                   $0.02                      9,600,000
Plans approved by
security holders
---------------------------------------------------------------------------------------------------------------------
Equity Compensation     4,121,000                 $0.10                      N/A
Plans not approved by
security holders
---------------------------------------------------------------------------------------------------------------------
Total                   4,521,000                                            9,600,000
---------------------------------------------------------------------------------------------------------------------

ITEM 6.  MANAGEMENT DISCUSSION AND ANALYSIS

Liquidity and Capital Resources
-------------------------------

The Company relies upon the current placement of its securities to provide capital for its development of prototype units and manufacturing operations. The Company's holding in its subsidiary, Biomoda, Inc may provide additional liquidity.

Biomoda is a biomedical development company. The Company's direct ownership of Biomoda, as of December 31, 2004, was approximately 16.0%. Two officers of Advanced Optics Electronics, Inc. are securities holders of Biomoda in addition to the ADOT ownership. Biomoda has filed a revised SB2 registration statement with the Securities and Exchange Commission, which has been declared effective February 11, 2005. Biomoda is offering 6,000,000 shares at $3.00 per share (for an aggregate offering of $18,000,000). It is anticipated that a public market for Biomoda's securities will be created in the fourth quarter of 2005. A market for Biomoda's shares has not been established; therefore the potential value of the Company's investment cannot be measured. There can be no assurance that if the Company were to sell such investment that it would be able to on terms favorable to the Company or for the initial offering price. Factors such as dilution, blockage and a lack of a market may be encountered.

General
-------

Overall, the Company had negative cash flows of $3,351,957 for the year ended December 31, 2004 resulting from $2,964,495 used in the Company's operating activities, $1,419,029 used in the Company's investing activities and $1,031,567 of cash provided by financing activities.

Cash Flows From Operating Activities
------------------------------------

Net cash used in operating activities of $2,964,495 for the year ended December 31, 2004 was primarily due to $3,284,995 in operating expenses, of which $1,493,145 is General and Administrative and $658,859 is Research and Development. Primary non-cash components of Net income include asset impairment of $365,314 and loss on contract of $1,000,944.

Cash Flows From Investing Activities
------------------------------------

Net cash used in investing activities of $1,419,029 for the year ended December 31, 2004 was primarily due to investment in Genomed of $900,000, net purchases of marketable securities of $383,878 and additions to property and equipment and patent, trademark and licenses of $125,018.

During the first quarter of 2004, Advanced Optics Electronics, Inc. purchased 33,354,230 shares of Genomed, Inc., for $900,000. This represents 17.09% of the outstanding shares of Genomed, Inc. At December 31, 2004 the Company held 33,364,230 shares. GenoMed, Inc. is a publicly traded biotech company working in genomics based disease management.

Cash Flows From Financing Activities
------------------------------------

Net cash provided by financing activities of $1,031,567 for the year ended December 31, 2004 was primarily due to the proceeds of $1,119,031, representing 462,800,000 shares of common stock. Cash used in financing activities in the amount of $154,000 represented primarily principal payments on convertible debt.

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

Results of Continuing Operations
--------------------------------

Fiscal 2004 Compared to Fiscal 2003
-----------------------------------

Loss On Contract
----------------

During 2004, the Company expensed the balance of its contract to deliver two flat panel displays resulting in a charge of $1,000,944 in the Consolidated Statements of Operations.

Assets and Liabilities
----------------------

Assets  decreased  significantly  from  2003 to 2004  because  of use of cash of
$3,351,957, reduction in the carrying value of the contract above of $795,000 and elimination of investment in subsidiary in consolidation which amounted to $49,548 in 2003. Total assets reported at December 31, 2003 of $5,169,984 decreased by $3,365,530 to $1,970,342 at December 31, 2004.

Product Development
-------------------

Product development expenses consist primarily of personnel expenses, consulting fees and depreciation of the equipment associated with the development and enhancement of our flat panel displays and continued testing of disease detection protocol(s). Research development and technical costs increased to $658,859 in 2004 from $110,717 in 2003. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to increase significantly in future periods. We expense product development costs as they are incurred.

Operating Expenses
------------------

Operating expenses decreased by $253,696 to $3,284,995 during the year ended December 31, 2004 compared to $3,538,691 for the year ended December 31, 2003. Although asset impairment increased by $365,314, professional fees increased by $98,055 and research and development increased by $548,142, general and administrative decreased by $806,579 from $2,299,724 to $1,493,145 and payroll expense decreased by $436,455 from $984,626 to $548,171 from 2003 to 2004.
General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel, general corporate activities, and the depreciation and amortization of office furniture and leasehold improvements

The Company had a net loss of $5,048,067 or $0.002 loss per share, and $3,900,959 or $0.002 loss per share, for the years ended December 31, 2004 and 2003, respectively.

Other Income (Expense)
----------------------

Other income (expense) consists primarily of interest, gain or loss on marketable securities and debt settlement losses. Debt settlement or forgiveness loss increased, in aggregate, $685,872 from a gain of $64,892 in 2003 to a loss of $620,980 in 2004. Interest expense decreased by $146,160 and loss on marketable securities was $98,560 in 2004 and zero in 2003.

Stockholders' Equity
--------------------

Stockholders' equity decreased by $2,569,070 from of $3,840,833 as of December 31, 2003 to $1,271,763 as of December 31, 2004. The decrease was primarily attributable to the net loss of $5,048,067 in 2004.

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

Consolidation of Variable Interest Entities
-------------------------------------------

In January 2003, the FASB issued FIN No. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB 51." The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (1) the equity investors
                                                                              15
do not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined ("SBIs"), are as follows: (a) For interests in special-purpose entities: periods ended after December 15, 2003; and (b) For all other VIEs: periods ending after December 15, 2004. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs. As disclosed in Note 7 of the notes to consolidated financial statements, the Company is associated with Biomoda, Inc. Because of common ownership between the Company and Biomoda and other factors discussed in FIN No. 46R, the Company has complied with the pronouncement and consolidated the two company's financial statements. See note 7 for the impact of adoption of the standard.

Estimates
---------

Critical estimates made by management are, among others, estimates for current and deferred taxes, deferred tax valuation allowances, recoverability of intangible assets, realization of costs in excess of billings on uncompleted contract, collectibility of contract receivable, estimation of costs for long-term contracts, allowance for loss on contracts, recoverability of investment in and advances to Biomoda, Inc., valuation of marketable securities, and the valuation of other assets. Actual results could materially differ from those estimates.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements and notes to consolidated financial statements thereto, together with the report thereon of Kabani & Co., Inc. (the Company's principal accountants) dated February 4, 2004 included elsewhere in this report, are incorporated by reference in answer to this Item 7.

RESTATEMENT OF 2003

In accordance with paragraph 40 of FIN 46(R), management has elected to restate the statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2003 for the consolidation of Biomoda, Inc. as if such consolidation occurred on January 1, 2003. Such initial consolidation resulted in the recording of an extraordinary loss of approximately $189,000 for the year ended December 31, 2003.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In a Current Report on Form 8-K filed on January 13, 2005, we dismissed our former auditor, Squar Milner Reehl & Williamson, LLP and hired Singer Lewak Greenbaum & Goldstein, LLP. The decision to change auditors was approved by our board of directors. We did not have any disagreements with our former auditor on any matter of accounting principles or practices, disclosure, or auditing scope or procedure.

In a Current Report on Form 8-K filed on February 25, 2005, we dismissed our former auditor, Singer, Lewak, Greenbaum & Goldstein LLP. We did not have any disagreements with our former auditor on any matter of accounting principles or practices, disclosure, or auditing scope or procedure.

In a Current Report on Form 8-K filed on March 3, 2005, we engaged Kabani & Co., Inc. as our new auditor. The decision to change auditors was approved by our board of directors. The Company did not consult with Kabani & Co., Inc on any matters prior to their retention.

ITEM 8A.  EVALUATION OF CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within 90 days prior to filing the Company's December 31, 2004 Form 10-KSB. Based upon that evaluation, the CEO and CFO concluded that, as of December 31, 2004, our disclosure controls and procedures were effective in timely alerting management to the material information relating to us required to be included in our periodic filings with the SEC. Based on their most recent evaluation as of the Evaluation Date, the CEO and the CFO have also concluded that there are no significant deficiencies in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information, and such officers have identified no material weaknesses in the Company's internal controls over financial reporting.

However, during the year ended December 31, 2004, the Company has hired an independent third party to evaluate and revise its existing control policies and procedures, including our disclosure controls and procedures, and to implement more effective and efficient controls and procedures.

CHANGES IN CONTROLS AND PROCEDURES

There were no significant changes made in our internal controls over financial reporting during the quarter ended December 31, 2004 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following sets forth information, as of December 31, 2004, concerning the Company's directors and executive officers:

Name                Age   Position                                 Since
--------------------------------------------------------------------------------
Michael Pete        62    President, Director                      July 1994
Leslie S. Robins    68    Exec. Vice Pres., Secretary, Chairman    November 1992
John J. Cousins     49    Vice President, Treasurer                June 1999
Dr. Linda Obenour   63    Director                                 June 2004

The Company elects its Board of Directors at meetings of shareholders. In the event of a vacancy due to resignation, removal or death, the remaining duly elected Directors may fill such vacancy until the next meeting of the shareholders. Officers of the Company are elected by the Board of Directors, which shall at a minimum elect a president, a secretary and a treasurer to hold office for one year and thereafter until their successors are elected. The Board of Directors may, from time to time, by resolution, appoint one or more vice presidents, assistant secretaries, assistant treasurers and transfer agents of the Company as it may deem advisable, prescribe their duties; and fix their compensation.

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

LINDA C. OBENOUR, MD, DIRECTOR has been a member of our Board of Directors since June 2004 .Dr. Obenour has had a private practice in Ophthalmology for over 30 years. Dr. Obenour has spent the majority of her career in Houston, Texas after graduating from Duke University Medical School and taking her residency at Baylor College of Medicine. In the late 1990's she was personal ophthalmologist of George H. W. Bush. Since 1972, Dr. Obenour has been certified Board Eligible by the American Academy of Ophthalmology. She has extensive postgraduate training, teaching and research experience, and numerous publications.

Compliance With Section 16(A) of the Securities Exchange
--------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are requited by SEC regulations to furnish the Company with copies of all Sections 16(a) forms they file. To the Company's knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required and to the best of its knowledge, during the year ended December 31, 2004, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent shareholders were complied with.

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

CODE OF ETHICS

For the year ended December 31, 2004, the Company did not have formal written values and ethical standards. However, the Company management does communicate values and ethical standards during company wide meetings.

AUDIT COMMITTEE FINANCIAL EXPERT

The Company does not have an independent audit committee. Since our securities are not currently listed on or with a national securities exchange or national securities association, we are not required to have an independent audit committee. Therefore, the Company has not designated an audit committee financial expert. The Company currently is in the process of identifying independent audit committee members, including a financial expert to serve on our audit committee and we expect to continue this process in 2005.

ITEM 10.   EXECUTIVE COMPENSATION

The following table discloses the annual and long-term compensation earned for services rendered in all capacities by the Company's Chairman of the Board and President and the Company's other most highly compensated executive officers for 2002, 2003 and 2004:

                           SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------------------------------------------------
                                             Annual Compensation             Long-Term Compensation
                                                                                     Awards
--------------------------------------------------------------------------------------------------------------------------
                                                           Other Annual  Restricted Securities     LTIP      All Other
                                                           Compensation  Stock      Underlying     Payouts   Compensation
                                                           (1)           Award(s)   Options
--------------------------------------------------------------------------------------------------------------------------
Name and Principal        Year      Salary ($)   Bonus ($) ($)             ($)      (#)            ($)       ($)
Position
--------------------------------------------------------------------------------------------------------------------------
Michael Pete, President,
Director
--------------------------------------------------------------------------------------------------------------------------
                          2004       $38,500
--------------------------------------------------------------------------------------------------------------------------
                          2003       $13,325
--------------------------------------------------------------------------------------------------------------------------
                          2002       $ 5,975                                         150,000
--------------------------------------------------------------------------------------------------------------------------
Leslie S. Robins,
Chairman of the Board
and Exec. VP
--------------------------------------------------------------------------------------------------------------------------
                          2004      $356,331                 $ 7,932 (1)
--------------------------------------------------------------------------------------------------------------------------
                          2003      $162,444   $ 390,000     $ 8,500 (1)
--------------------------------------------------------------------------------------------------------------------------
                          2002      $ 86,223                 $ 2,451 (1)            1,100,000 (2)
--------------------------------------------------------------------------------------------------------------------------
John J. Cousins,
VP Finance
--------------------------------------------------------------------------------------------------------------------------
                          2004      $112,335
--------------------------------------------------------------------------------------------------------------------------
                          2003      $113,965
--------------------------------------------------------------------------------------------------------------------------
                          2002      $109,797                                         250,000
--------------------------------------------------------------------------------------------------------------------------
Dr. Linda Obenour,        2004                               $12,000 (3)
Director
--------------------------------------------------------------------------------------------------------------------------

(1)  Represents the value of an automobile used by Mr. Robins.
(2)  Exercised during 2002 for a note receivable plus interest.
(3)  Directors Fee

OPTION GRANTS IN FISCAL YEAR 2004

None.

Aggregated  Option  Exercises in Fiscal Year 2004 and Option  Values At December
-------------------------------------------------------------------------------
31, 2004
--------

The following table provides summary information concerning the shares of common stock represented by outstanding stock options held by our Chief Executive Officer and two other executive officers as of December 31, 2004.

                             YEAR-END OPTION VALUES

                                                        NUMBER OF SECURITIES UNDERLYING            VALUE OF UNEXERCISED
                                                              UNEXERCISED OPTIONS                  IN-THE-MONEY OPTIONS
                                                               DECEMBER 31, 2004                     DECEMBER 31, 2004
                                                        -------------------------------        ----------------------------
NAME                SHARES AQCUIRED    VALUE              EXERCISABLE    UNEXERCISABLE         EXERCISABLE    UNEXERCISABLE
                    ON EXERCISE (#)    REALIZED ($)           (#)             (#)                  ($)              ($)
----------------------------------------------------------------------------------------------------------------------------
Michael Pete                                                150,000           --                 $3,000             --
John Cousins                                                250,000           --                 $5,000             --
Total                                                       400,000           --                 $8,000             --

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

                            LONG-TERM INCENTIVE PLANS

As of December 31, 2004 there is no long-term incentive plan.

                              DIRECTOR COMPENSATION

Non-employee  directors of the Company  received  $12,000 in 2004 for  Directors
Fees.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENIFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company's Common Stock as of March 25, 2005 by (a) each person known to the Company to beneficially own more than five percent of the Company's Common Stock, (b) each Director, (c) the Named Executive Officers, and (d) all Directors and executive officers as a group. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to the knowledge of the Company, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable. As of December 31, 2004 there were 3,378,007,055 shares outstanding.

                                                                                   PERCENT
                                                         NUMBER OF SHARES        BENEFICIALLY
            NAME OF BENEFICIAL OWNER (1)                BENEFICIALLY OWNED          OWNED
---------------------------------------------------------------------------------------------
Leslie Robins*......................................        10,831,546(2)              *
Michael Pete*.......................................           325,000(3)              *
John Cousins*.......................................           400,000(4)              *
*All directors and executive officers as a group            11,556,546                 *

-------
     *Less than 1.0%.

     (1) The address of all persons who are executive officers or directors of the Company is in care of the Company, 8301 Washington NE, Suite 5, Albuquerque New Mexico 87113.

     (2) Includes 2,950,000 shares of common stock issuable upon exercise of warrants which are currently exercisable.

     (3) Includes 150,000 shares of common stock issuable upon exercise of options which are currently exercisable.

     (4) Includes 350,000 shares of common stock issuable upon exercise of options which are currently exercisable. Includes 250,000 shares of common stock issuable upon exercise of options, which are currently exercisable and 100,000 shares of common stock issuable upon exercise of a warrant, which is currently exercisable.

Compliance With Section 16(A) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

The Company believes that the beneficial owners of securities listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Notes Receivable
----------------

As of December 31, 2004 and 2003, the Company had net advances to an officer approximating $67,300. The advances accrue interest at rates ranging from 5% to 6% (approximately $0 and $3,900 of interest income has been recorded for the year ended December 31, 2004 and 2003, respectively) and are due on demand. As these notes receivable are with a shareholder and a Company officer, the Company has classified these amounts as a decrease to stockholders' equity at December 31, 2004.

During fiscal 2004, the Company advanced approximately $619,000 to Biomoda under a line of credit agreement (see below). The advances accrue interest at 5% and are due on demand.

Investment in Biomoda, Inc
--------------------------

As of December 31, 2004, the Company owned 1,132,285 or 15.91% of the 7,117,282 outstanding shares of Biomoda, a development stage company involved primarily in the development of technology for the early detection of lung cancer. As a development stage company, Biomoda has not had any revenues as of December 31, 2004. In compliance with FASB FIN 46, Advanced Optics Electronics, Inc. has consolidated its financial statements with those of Biomoda at December 31, 2004.

Biomoda has filed a SB-2 registration statement with the Securities and Exchange Commission, in which they are offering 6,000,000 shares of its common stock. The initial offering price is $3.00 per share, however the price that Biomoda, and the Company, will be able to sell the shares is not determinable, AS NO SHARES HAVE BEEN ISSUED AS OF THE FILING OF THESE FINANCIAL STATEMENTS. A market for Biomoda's shares has not been established; therefore the potential value of the Company's investment cannot be measured. There can be no assurance that if the Company was to sell such investment that it would be able to on terms favorable to the Company or for the initial offering price. Factors such as dilution, blockage and a lack of market may be encountered.

For the year ended December 31, 2001, the Company reported it's investment under the cost method since its ownership was not sufficient for the investment to be accounted for using the equity method. During 2002, the Company's influence over Biomoda increased such that the investment qualified for accounting under the equity method. The Company recognized the proportionate interest in Biomoda's net loss for the year ended December 31, 2004 and 2003 until such time as the net investment without regard to the advance was reduced to zero.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Indexes to financial statements appear after the signature page to this Form 10-KSB.


EXHIBITS
------------------------------------------------------------------------------------------------------------------------------------
2         Plan of Acquisition, Reorganization, arrangement,     None
          liquidation, or succession
------------------------------------------------------------------------------------------------------------------------------------
3.1       Articles of Incorporation                             Incorporated by reference to Exhibit 3(I) of the
                                                                Company's Registration Statement No.1000-24511 on Form
                                                                10-SB filed June 23,1998.
------------------------------------------------------------------------------------------------------------------------------------
3.2       By-Laws                                               Incorporated by reference to Exhibit 3(ii) of the
                                                                Company's Registration Statement No.1000-24511 on Form
                                                                10-SB filed June 23,1998.
------------------------------------------------------------------------------------------------------------------------------------
4         Instruments defining the rights of holders,           Incorporated by reference to Exhibit 3.2
          including Indentures
------------------------------------------------------------------------------------------------------------------------------------
7         Opinion re: liquidation preference                    Incorporated by reference to Exhibit 3.2
------------------------------------------------------------------------------------------------------------------------------------
10.1      Incentive Stock Option Plan                           Incorporated by reference to Exhibit 10.1
------------------------------------------------------------------------------------------------------------------------------------
10.2      Lease Agreement Advanced Optics Electronics, Inc.     Incorporated by reference to Exhibit 10.2 of the
          and JMP Company Inc                                   Company's Registration Statement No.1000-24511 on Form
                                                                10-SB filed June 23,1998.
------------------------------------------------------------------------------------------------------------------------------------
10.3      State of Nevada Corporate Charter                     Incorporated by reference to Exhibit 10.3 of the
                                                                Company's Registration Statement No.1000-24511 on Form
                                                                10-SB filed June 23,1998.
------------------------------------------------------------------------------------------------------------------------------------
23.1      Consent of Squar, Milner                              Filed Herewith
------------------------------------------------------------------------------------------------------------------------------------
24        Power of Attorney                                     Incorporated by reference to Exhibit 3.2
------------------------------------------------------------------------------------------------------------------------------------

EXHIBITS
------------------------------------------------------------------------------------------------------------------------------------
31.1      Certification of Chief Executive Officer persuant     Filed Herewith
          to Section 302 of the Sarbannes Oxley Act of 2002
------------------------------------------------------------------------------------------------------------------------------------
31.2      Certification of Chief Financial Officer persuant     Filed Herewith
          to Section 302 of the Sarbannes Oxley Act of 2002
------------------------------------------------------------------------------------------------------------------------------------
32.1      Certification Pursuant To 18 U.S.C. ss.1350, As       Filed Herewith
          Adopted Pursuant To Section 906 Of The
          SARBANES-OXLEY ACT OF 2002
------------------------------------------------------------------------------------------------------------------------------------
32.2      Certification Pursuant To 18 U.S.C. ss.1350, As       Filed Herewith
          Adopted Pursuant To Section 906 Of The
          SARBANES-OXLEY ACT OF 2002
------------------------------------------------------------------------------------------------------------------------------------

Reports On Form 8-K
-------------------

In a Current Report on Form 8-K filed on January 13, 2005, we dismissed our former auditor, Squar Milner Reehl & Williamson, LLP and hired Singer Lewak Greenbaum & Goldstein, LLP. The decision to change auditors was approved by our board of directors. We did not have any disagreements with our former auditor on any matter of accounting principles or practices, disclosure, or auditing scope or procedure.

In a Current Report on Form 8-K filed on March 4, 2005, we dismissed our former auditor, Singer, Lewak, Greenbaum & Goldstein LLP. On March 4, 2005, we engaged Kabani & Co., Inc. as our new auditor. The decision to change auditors was approved by our board of directors. We did not have any disagreements with our former auditor on any matter of accounting principles or practices, disclosure, or auditing scope or procedure.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2003 and 2004 were $45,000 and $60,300 respectively.

AUDIT-RELATED FEES

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

TAX FEES

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were approximately $3,000 and $2,500 for the fiscal years ended December 31, 2003 and 2004.

ALL OTHER FEES

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2003 and 2004 were $0 and $0 respectively.

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

Dated:    April 13, 2005

ADVANCED OPTICS ELECTRONICS, INC.

                                              BY:/s/John J. Cousins
                                                 ------------------------
                                                 John J. Cousins
                                                 Vice President of Finance
                                                 (Principal Accounting Officer)


                                              BY:/s/Leslie S. Robins
                                                 ------------------------
                                                 Leslie S. Robins
                                                 Executive Vice President
                                                 (Principal Executive Officer)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors
Advanced Optics Electronics, Inc.

We have audited the accompanying consolidated balance sheet of Advanced Optics Electronics, Inc. and subsidiaries as of December 31, 2004 and the related consolidated statements of operations, consolidated stockholders' equity (deficit) and comprehensive income and consolidated statement of cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Biomoda, Inc. whose statements reflect total assets of approximately $160,206 as of December 31, 2004 and operating loss of $708,380 and $302,333 for the years ended December 31, 2004 and 2003, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and in our opinion, insofar as it relates to the amounts included Biomoda, Inc. for the years ended December 31, 2004 and 2003, is based solely on the report of the other auditors.

We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Optics Electronics, Inc. and subsidiaries as of December 31, 2004 and the results of its consolidated operations and its consolidated statement of cash flows for the year, ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has accumulated deficit of $19,825,110 including net losses of $5,048,067 and $3,900,959 for the years ended December 31, 2004 and 2003, respectively. These factors as discussed in Note 1 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.

KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS
Huntington Beach, California
March 15, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Stockholders
Advanced Optics Electronics, Inc. and Subsidiary

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Advanced Optics Electronics, Inc. and subsidiary (the "Company"), a development stage company, for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Advanced Optics Electronics, Inc. and subsidiary for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.



/s/ Squar, Milner, Reehl & Williamson, LLP

February 27, 2004
Newport Beach, California

                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

                                ASSETS
Current Assets

      Cash                                                               $    612,652
      Marketable securities                                                    60,920
      Other current assets                                                     17,446
                                                                         ------------

           Total current assets                                               691,018

Intangibles, net                                                              176,577

Property and Equipment, net                                                   153,168

Other Assets
      Investment in Genomed                                                   900,000
      Notes receivable                                                         49,579
                                                                         ------------
                                                                              949,579
                                                                         ------------

                                                                         $  1,970,342
                                                                         ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts payable                                                   $    175,630
      Accrued expenses                                                        195,274
      Advances from shareholders                                              134,988
      Advances from officer                                                    89,710
      Convertible debentures                                                  102,977
                                                                         ------------

           Total current liabilities                                          698,579
                                                                         ------------

Commitments and Contingencies

Stockholders' Equity

      Preferred stock, $0.001 par value, 10,000,000 shares authorized;
        no shares issued and outstanding                                           --
      Common stock, $0.001 par value, 4,000,000,000 shares authorized;
        3,368,136,349 shares issued and outstanding                         3,368,136
      Treasury stock, at cost                                                 (37,195)
      Notes receivable officer                                                (67,299)
      Additional paid in capital                                           17,842,922
      Accumulated other comprehensive income                                   (9,691)
      Deficit accumulated during the development stage                    (19,825,110)
                                                                         ------------

           Total stockholders' equity                                       1,271,763
                                                                         ------------

                                                                         $  1,970,342
                                                                         ============

--------------------------------------------------------------------------------
Page F-1        See accompanying notes to the consolidated financial statements.

                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Years Ended December 31, 2004 and 2003 and For The Period
             From May 22, 1996 (Inception) Through December 31, 2004
--------------------------------------------------------------------------------

                                                                                               May 22, 1996
                                                                                                (Inception)
                                                                                                 Through
                                                                                               December 31,
                                                             2004               2003               2004
                                                                           (as restated)
                                                       ---------------    ---------------    ---------------
CONTRACT REVENUES                                         $          -       $          -       $          -

OPERATING EXPENSES
       General and administrative                            1,493,145          2,299,724         10,604,963
       Payroll and related                                     548,171            984,626          1,532,797
       Research and development                                658,859            110,717          2,101,649
       Professional Fees                                       134,218             36,163            170,381
       Depreciation & amortization                              40,219             85,261            125,480
       Licensing Fees                                           15,776             22,200             37,976
       Inventory write-off                                      29,293                 --             29,293
       Asset impairment                                        365,314                 --            592,884
                                                       ---------------    ---------------    ---------------
             Total operating expenses                        3,284,995          3,538,691         15,195,423

LOSS ON CONTRACT                                             1,000,944             50,000          2,255,944
                                                       ---------------    ---------------    ---------------

OPERATING LOSS                                              (4,285,939)        (3,588,691)       (17,451,367)
                                                       ---------------    ---------------    ---------------
OTHER INCOME (EXPENSES)
       Interest income                                           3,397              5,602             80,381
       Loss on marketable equity securities                    (98,560)                --           (127,928)
       Other investment gains                                       --                 --             59,784
       Loss from investment in Biomoda, Inc.                        --                 --           (289,750)
       Gain (loss) on disposal of assets                           786                 --             (3,520)
       Gain (loss) on settlement of debts                     (620,980)            64,892           (556,088)
       Interest expense                                        (47,322)          (193,482)        (1,284,873)
       Other income                                                551                 --                551
                                                       ---------------    ---------------    ---------------
                      Total other income (expenses)           (762,128)          (122,988)        (2,121,443)
                                                       ---------------    ---------------    ---------------

NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE & EXTRAORDINARY LOSS                (5,048,067)        (3,711,679)       (19,572,810)

EXTRAORDINARY LOSS                                                  --           (189,280)          (189,280)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE                                                           --                 --            (63,020)
                                                       ---------------    ---------------    ---------------
NET LOSS                                               $    (5,048,067)   $    (3,900,959)   $   (19,825,110)
                                                       ===============    ===============    ===============

Basic and  diluted  net loss before  cumulative
effect of change in  accounting principle available
to common shareholder per common share and
extraordinary loss                                     $        (0.002)   $        (0.002)

Extraordinary loss                                                  --                 --

Cumulative effect of change in accounting principle                 --                 --
                                                       ---------------    ---------------
Basic and diluted net loss available to
common shareholders per common share                   $        (0.002)   $        (0.002)
                                                       ===============    ===============

Basic and diluted weighted average common shares
  outstanding                                            2,959,935,666      1,568,587,985
                                                       ===============    ===============

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

--------------------------------------------------------------------------------
Page F-2        See accompanying notes to the consolidated financial statements.

                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 AND FOR THE PERIOD
             FROM MAY 22, 1996 (INCEPTION) THROUGH DECEMBER 31, 2004
--------------------------------------------------------------------------------

                                                                                                                  May 22, 1996
                                                                                                                   (Inception)
                                                                                                                     Through
                                                                                                                   December 31,
                                                                                       2004            2003            2004
                                                                                                   (as restated)
                                                                                   ------------    ------------    ------------
Cash flows from operating activities:
     Net loss                                                                      $ (5,048,067)   $ (3,900,959)   $(19,825,110)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
        Intrinsic value of conversion features                                               --              --         610,603
        Write off of organization costs                                                      --              --          63,020
        Extraordinary loss                                                                   --         189,280         189,280
        Inventory write off                                                              29,293              --          29,293
        Amortization of discount on convertible notes and preferred stock                    --              --         295,209
        Loss on marketable securities                                                    98,560              --         127,928
        Loss (Gain) on disposal of assets                                                  (786)             --           3,520
        Issuance of common stock for services                                           254,780       1,832,095       6,504,726
        Issuance of Biomoda common stock and options for services                        18,000         147,000         165,000
        Issuance of notes payable for services                                               --              --          50,000
        Increase in excess of costs and earnings over billings on
         uncompleted contract                                                                --        (169,651)     (2,050,000)
        Increase in allowance for loss on contract                                      795,000          50,000       2,050,000
        Loss (Gain) on extinguishment of debt                                           620,980         (64,892)        556,088
        Interest accrued on convertible debentures                                           --          81,058         309,504
        Interest earned on note receivable from stockholder and
         related parties                                                                     --          (2,397)        (17,823)
        Depreciation and amortization                                                    40,218          85,262         663,440
        Bad debt expense                                                                     --              --          15,000
        Asset impairment                                                                365,314              --         592,884
        Other non-cash expenses                                                              --              --          33,447
        Accrued interest                                                                     --              --          30,667
     Changes in operating assets and liabilities:
        Decrease (Increase) in other current assets                                      26,233          12,988         (12,213)
        Decrease in inventory                                                                --              --         (35,293)
        (Decrease) Increase in accounts payable and accrued expenses                   (164,019)       (142,976)         25,940
                                                                                   ------------    ------------    ------------

     Net cash used in operating activities                                           (2,964,495)     (1,883,192)     (9,335,141)
                                                                                   ------------    ------------    ------------
Cash flows from investing activities:
     Purchases of property and equipment                                                (61,276)        (66,972)       (518,080)
     Additions to patents, trademark & license fee                                      (63,742)        (40,830)       (104,572)
     Proceeds from sale of property and equipment                                            --              --          23,800
     Investment in Genomed                                                             (900,000)             --        (900,000)
     Investment in Biomoda, Inc.                                                             --              --        (383,845)
     Proceeds from sale of Biomoda, Inc. stock                                               --              --          28,930
     Advances to Biomoda, Inc.                                                               --              --         (38,432)
     Advances from shareholders                                                           4,445           9,564          14,009
     Sale of marketable securities                                                      152,122              --         192,787
     Purchases of marketable securities                                                (536,000)        (39,300)       (645,334)
     Cash of variable entity on consolidation                                                --             155             155
     Increase in notes receivable                                                       (14,579)        (35,000)        (49,579)
     Purchase of other assets                                                                --              --        (245,579)
                                                                                   ------------    ------------    ------------

     Net cash used in investing activities                                           (1,419,029)       (172,383)     (2,625,739)
                                                                                   ------------    ------------    ------------

--------------------------------------------------------------------------------
Page F-3   See accompanying notes to the consolidated financial statements.

                                                                                                                  May 22, 1996
                                                                                                                   (Inception)
                                                                                                                     Through
                                                                                                                   December 31,
                                                                                       2004            2003            2004
                                                                                                   (as restated)
                                                                                   ------------    ------------    ------------
Cash flows from financing activities:
     Principal repayments on notes payable and capital leases                                --         (38,110)       (269,987)
     Proceeds from notes payable                                                             --              --         622,776
     Issuance of common stock for cash                                                1,119,031       6,030,815      11,323,718
     Issuance of Biomoda common stock for cash                                           60,000              --          60,000
     (Increase) decrease in note receivable stockholder                                      --              --          (5,422)
     Proceeds from sale of treasury stock                                                48,260          56,553         225,419
     Purchase of treasury stock                                                         (41,724)        (61,943)       (258,377)
     Proceeds from issuance of convertible debt                                              --         210,965       1,270,965
     Principal repayments on convertible debt                                          (154,000)       (228,109)       (395,560)
                                                                                   ------------    ------------    ------------

     Net cash provided by financing activities                                        1,031,567       5,970,171      12,573,532
                                                                                   ------------    ------------    ------------

Net (decrease) increase in cash                                                      (3,351,957)      3,914,596         612,652

Cash at beginning of period                                                           3,964,609          50,013              --
                                                                                   ------------    ------------    ------------

Cash at end of period                                                              $    612,652    $  3,964,609    $    612,652
                                                                                   ============    ============    ============

Supplemental disclosure of cash flow information - Cash paid during the year for:

        Interest                                                                   $        451    $     23,221
                                                                                   ============    ============

        Income taxes                                                               $         50    $         50
                                                                                   ============    ============

See accompanying notes to the financial statements for additional information relating to non-cash investing and financing activities during the years ended
December 31, 2004 and 2003.

--------------------------------------------------------------------------------
Page F-4   See accompanying notes to the consolidated financial statements.

                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND
                              COMPREHENSIVE INCOME
     For The Period From May 22, 1996 (Inception) Through December 31, 2004
--------------------------------------------------------------------------------


                                                                   Preferred Stock                      Common Stock
                                                          --------------------------------    --------------------------------

                                                               Shares            Amount           Shares            Amount
                                                          --------------    --------------    --------------    --------------
Balance at May 22, 1996 (Inception)                                   --    $           --                --    $           --
Stock issued to incorporators for cash                                --                --           500,000               500
Stock issued for the net assets of PLZ Tech, Inc.                     --                --         4,500,000             4,500
Net loss                                                              --                --                --                --
                                                          --------------    --------------    --------------    --------------

Balance, December 31, 1996                                            --                --         5,000,000             5,000
Stock issued for cash and services                                    --                --         2,281,212             2,281
Net loss                                                              --                --                --                --
                                                          --------------    --------------    --------------    --------------

Balance, December 31, 1997                                            --                --         7,281,212             7,281
Stock issued for cash                                                 --                --        10,979,275            10,979
Stock issued for services                                             --                --         2,751,000             2,751
Stock issued in exchange for note receivable                          --                --           315,000               315
Purchase and retirement of treasury stock                             --                --          (472,200)             (472)
Net loss                                                              --                --                --                --
                                                          --------------    --------------    --------------    --------------

Balance, December 31, 1998                                            --                --        20,854,287            20,854
Stock issued for cash                                                 --                --         8,681,624             8,682
Stock issued for services                                             --                --        17,094,313            17,094
Intrinsic value of beneficial conversion feature of
   notes payable                                                      --                --                --                --
Fair value of warrants related to notes payable                       --                --                --                --
Purchase and retirement of treasury stock                             --                --          (489,251)             (489)
Purchase of treasury stock                                            --                --                --                --
Sale of treasury stock                                                --                --                --                --
Net loss                                                              --                --                --                --
                                                          --------------    --------------    --------------    --------------

Balance, December 31, 1999                                            --                --        46,140,973            46,141
Stock issued for cash                                                710                 1           782,000               782
Stock issued for services                                             --                --         3,955,202             3,955
Purchase of treasury stock                                            --                --                --                --
Sale of treasury stock                                                --                --                --                --
Exercise of stock options for notes receivable                        --                --         1,850,000             1,850
Amortization of discount of convertible preferred stock               --                --                --                --
Exercise of preferred stock conversion feature                        --                --         9,200,000             9,200
Issuance of convertible debentures                                    --                --                --                --
Exchange of preferred stock for convertible debentures              (710)               (1)               --                --
Intrinsic value of convertible debenture                              --                --                --                --
De-investment in Wizard Technologies                                  --                --                --                --
Net loss                                                              --                --                --                --
                                                          --------------    --------------    --------------    --------------

Balance, December 31, 2000                                            --                --        61,928,175            61,928
Stock issued for cash                                                 --                --         1,382,778             1,383
Stock issued for services                                             --                --        10,461,498            10,461
Purchase of treasury stock                                            --                --                --                --
Amortization of discount on convertible debentures                    --                --                --                --
Stock issued upon debt conversion                                     --                --         7,064,886             7,065
Net loss                                                              --                --                --                --
                                                          --------------    --------------    --------------    --------------

Balance, December 31, 2001                                            --                --        80,837,337            80,837
Stock issued for cash                                                 --                --       315,845,000           315,845
Stock issued for services                                             --                --       115,768,000           115,768
Purchase of treasury stock                                            --                --                --                --
Sale of treasury stock                                                --                --                --                --
Exercise of stock options for notes receivable                        --                --         1,100,000             1,100
Advances to officer                                                   --                --                --                --
Reclass of accrued interest with note receivable                      --                --                --                --
Stock issued upon debt conversion                                     --                --        78,695,566            78,696
Retroactive application of equity method for investment               --
  in Bio Moda, Inc.                                                   --                --                --                --
Net loss                                                              --                --                --                --
                                                          --------------    --------------    --------------    --------------

Balance, December 31, 2002                                            --                --       592,245,903           592,246
Stock issued for cash                                                 --                --     1,477,760,000         1,477,760
Stock issued for services                                             --                --       367,249,994           367,250
Purchase of treasury stock                                            --                --                --                --
Sale of treasury stock                                                --                --                --                --
Accrued interest on advances to officer                               --                --                --                --
Cancellation of stock issued for note receivable                      --                --        (2,950,000)           (2,950)
Stock issued upon debt conversion, including
   $67,000 of interest                                                --                --       320,830,452           320,830
Unrealized holding gain on available for sale securities              --                --                --                --
Net loss                                                              --                --                --                --
                                                          --------------    --------------    --------------    --------------

Balance, December 31, 2003                                            --                --     2,755,136,349         2,755,136
Stock issued for cash                                                 --                --       462,800,000           462,800
Stock issued for services                                             --                --        47,200,000            47,200
Purchase of treasury stock                                            --                --                --                --
Sale of treasury stock                                                --                --                --                --
Stock issued upon debt conversion, including
    $166,240 of interest                                              --                --       103,000,000           103,000
Realized loss on sale of market of available for
    sale securities, net                                              --                --                --                --
Net loss                                                              --                --                --                --
                                                          --------------    --------------    --------------    --------------

Balance, December 31, 2004                                            --    $           --     3,368,136,349    $    3,368,136
                                                          ==============    ==============    ==============    ==============


                                                                   Treasury Stock
                                                           -------------------------------       Additional
                                                                                                   Paid In            N/R
                                                               Shares            Amount            Capital        Stockholder
                                                           --------------    --------------    --------------    --------------
Balance at May 22, 1996 (Inception)                                    --    $           --    $           --    $           --
Stock issued to incorporators for cash                                 --                --            24,500                --
Stock issued for the net assets of PLZ Tech, Inc.                      --                --           281,096                --
Net loss                                                               --                --                --                --
                                                           --------------    --------------    --------------    --------------

Balance, December 31, 1996                                             --                --           305,596                --
Stock issued for cash and services                                     --                --           362,720                --
Net loss                                                               --                --                --                --
                                                           --------------    --------------    --------------    --------------

Balance, December 31, 1997                                             --                --           668,316                --
Stock issued for cash                                                  --                --         1,281,728                --
Stock issued for services                                              --                --           293,719                --
Stock issued in exchange for note receivable                           --                --            28,685                --
Purchase and retirement of treasury stock                              --                --           (39,913)               --
Net loss                                                               --                --                --                --
                                                           --------------    --------------    --------------    --------------

Balance, December 31, 1998                                             --                --         2,232,535                --
Stock issued for cash                                                  --                --           855,101                --
Stock issued for services                                              --                --         1,469,320                --
Intrinsic value of beneficial conversion feature of
   notes payable                                                       --                --           174,610                --
Fair value of warrants related to notes payable                        --                --           125,000                --
Purchase and retirement of treasury stock                              --                --           (10,643)               --
Purchase of treasury stock                                       (229,000)          (41,760)               --                --
Sale of treasury stock                                             85,000            11,130            24,334                --
Net loss                                                               --                --                --                --
                                                           --------------    --------------    --------------    --------------

Balance, December 31, 1999                                       (144,000)          (30,630)        4,870,257                --
Stock issued for cash                                                  --                --         1,012,710                --
Stock issued for services                                              --                --         1,726,197                --
Purchase of treasury stock                                        (63,500)          (46,486)               --                --
Sale of treasury stock                                            142,400            22,542            54,771                --
Exercise of stock options for notes receivable                         --                --           220,150          (193,427)
Amortization of discount of convertible preferred stock                --                --           159,677                --
Exercise of preferred stock conversion feature                         --                --           533,678                --
Issuance of convertible debentures                                     --                --           263,830                --
Exchange of preferred stock for convertible debentures                 --                --          (869,678)               --
Intrinsic value of convertible debenture                               --                --           227,898                --
De-investment in Wizard Technologies                                   --                --           (59,583)               --
Net loss                                                               --                --                --                --
                                                           --------------    --------------    --------------    --------------

Balance, December 31, 2000                                        (65,100)          (54,574)        8,139,907          (193,427)
Stock issued for cash                                                  --                --            66,844                --
Stock issued for services                                              --                --           412,284                --
Purchase of treasury stock                                       (251,700)          (16,215)               --                --
Amortization of discount on convertible debentures                     --                --           143,875                --
Stock issued upon debt conversion                                      --                --           147,008                --
Net loss                                                               --                --                --                --
                                                           --------------    --------------    --------------    --------------

Balance, December 31, 2001                                       (316,800)          (70,789)        8,909,918          (193,427)
Stock issued for cash                                                  --                --           229,816                --
Stock issued for services                                              --                --           366,301                --
Purchase of treasury stock                                     (1,400,000)           (8,732)               --                --
Sale of treasury stock                                            507,800            72,887           (65,058)               --
Exercise of stock options for notes receivable                         --                --            20,900           (22,000)
Advances to officer                                                    --                --                --           (34,300)
Reclass of accrued interest with note receivable                       --                --                --           (59,175)
Stock issued upon debt conversion                                      --                --           348,324                --
Retroactive application of equity method for investment
  in Bio Moda, Inc.                                                    --                --                --                --
Net loss                                                               --                --                --                --
                                                           --------------    --------------    --------------    --------------

Balance, December 31, 2002                                     (1,209,000)           (6,634)        9,810,201          (308,902)
Stock issued for cash                                                  --                --         4,553,055                --
Stock issued for services                                              --                --         1,464,845                --
Purchase of treasury stock                                    (13,250,000)          (61,943)               --                --
Sale of treasury stock                                          9,950,000            24,846            31,707                --
Accrued interest on advances to officer                                --                --                --            (2,397)
Cancellation of stock issued for note receivable                       --                --          (241,050)          244,000
Stock issued upon debt conversion, including
   $67,000 of interest                                                 --                --           337,563                --
Unrealized holding gain on available for sale securities               --                --                --                --
Net loss
                                                           --------------    --------------    --------------    --------------

Balance, December 31, 2003 (as restated)                       (4,509,000)          (43,731)       15,956,321           (67,299)
Stock issued for cash                                                  --                --           656,231                --
Stock issued for services                                              --                --           207,580                --
Purchase of treasury stock                                     (9,800,000)          (41,724)               --                --
Sale of treasury stock                                         14,100,000            48,260                --                --
Stock issued upon debt conversion, including
    $166,240 of interest                                               --                --         1,022,790                --
Realized loss on sale of market of available for
    sale securities, net                                               --                --                --                --
Net loss                                                               --                --                --                --
                                                           --------------    --------------    --------------    --------------

Balance, December 31, 2004                                       (209,000)   $      (37,195)   $   17,842,922    $      (67,299)
                                                           ==============    ==============    ==============    ==============

                                                                               Deficit
                                                             Other           Accumulated          Total
                                                          Comprehensive      During the       Stockholders'
                                                             Income       Development Stage  equity (deficit)
                                                         --------------   -----------------  ----------------
Balance at May 22, 1996 (Inception)                      $           --    $           --    $           --
Stock issued to incorporators for cash                               --                --            25,000
Stock issued for the net assets of PLZ Tech, Inc.                    --                --           285,596
Net loss                                                             --           (76,902)          (76,902)
                                                         --------------    --------------    --------------

Balance, December 31, 1996                                           --           (76,902)          233,694
Stock issued for cash and services                                   --                --           365,001
Net loss                                                             --           (84,690)          (84,690)
                                                         --------------    --------------    --------------

Balance, December 31, 1997                                           --          (161,592)          514,005
Stock issued for cash                                                --                --         1,292,707
Stock issued for services                                            --                --           296,470
Stock issued in exchange for note receivable                         --                --            29,000
Purchase and retirement of treasury stock                            --                --           (40,385)
Net loss                                                             --          (752,111)         (752,111)
                                                         --------------    --------------    --------------

Balance, December 31, 1998                                           --          (913,703)        1,339,686
Stock issued for cash                                                --                --           863,783
Stock issued for services                                            --                --         1,486,414
Intrinsic value of beneficial conversion feature of
   notes payable                                                     --                --           174,610
Fair value of warrants related to notes payable                      --                --           125,000
Purchase and retirement of treasury stock                            --                --           (11,132)
Purchase of treasury stock                                           --                --           (41,760)
Sale of treasury stock                                               --                --            35,464
Net loss                                                             --        (2,765,862)       (2,765,862)
                                                         --------------    --------------    --------------

Balance, December 31, 1999                                           --        (3,679,565)        1,206,203
Stock issued for cash                                                --                --         1,013,493
Stock issued for services                                            --                --         1,730,152
Purchase of treasury stock                                           --                --           (46,486)
Sale of treasury stock                                               --                --            77,313
Exercise of stock options for notes receivable                       --                --            28,573
Amortization of discount of convertible preferred stock              --                --           159,677
Exercise of preferred stock conversion feature                       --                --           542,878
Issuance of convertible debentures                                   --                --           263,830
Exchange of preferred stock for convertible debentures               --                --          (869,679)
Intrinsic value of convertible debenture                             --                --           227,898
De-investment in Wizard Technologies                                 --                --           (59,583)
Net loss                                                             --        (3,827,873)       (3,827,873)
                                                         --------------    --------------    --------------

Balance, December 31, 2000                                           --        (7,507,438)          446,396
Stock issued for cash                                                --                --            68,227
Stock issued for services                                            --                --           422,745
Purchase of treasury stock                                           --                --           (16,215)
Amortization of discount on convertible debentures                   --                --           143,875
Stock issued upon debt conversion                                    --                --           154,073
Net loss                                                             --        (1,985,142)       (1,985,142)
                                                         --------------    --------------    --------------

Balance, December 31, 2001                                           --        (9,492,580)         (766,041)
Stock issued for cash                                                --                --           545,661
Stock issued for services                                            --                --           482,069
Purchase of treasury stock                                           --                --            (8,732)
Sale of treasury stock                                               --                --             7,829
Exercise of stock options for notes receivable                       --                --                --
Advances to officer                                                  --                --           (34,300)
Reclass of accrued interest with note receivable                     --                --           (59,175)
Stock issued upon debt conversion                                    --                --           427,020
Retroactive application of equity method for investment
  in Bio Moda, Inc.                                                  --           (97,674)          (97,674)
Net loss                                                             --        (1,285,830)       (1,285,830)
                                                         --------------    --------------    --------------

Balance, December 31, 2002                                           --       (10,876,084)         (789,173)
Stock issued for cash                                                --                --         6,030,815
Stock issued for services                                            --                --         1,832,095
Purchase of treasury stock                                           --                --           (61,943)
Sale of treasury stock                                               --                --            56,553
Accrued interest on advances to officer                              --                --            (2,397)
Cancellation of stock issued for note receivable
Stock issued upon debt conversion, including
   $67,000 of interest                                               --                --           658,393
Unrealized holding gain on available for sale securities         17,449                --            17,449
Net loss                                                             --        (3,900,959)       (3,900,959)
                                                         --------------    --------------    --------------

Balance, December 31, 2003                                       17,449       (14,777,043)        3,840,833
Stock issued for cash                                                --                --         1,119,031
Stock issued for services                                            --                --           254,780
Purchase of treasury stock                                           --                --           (41,724)
Sale of treasury stock                                               --                --            48,260
Stock issued upon debt conversion, including
    $166,240 of interest                                             --                --         1,125,790
Realized loss on sale of market of available for
    sale securities, net                                        (27,140)               --           (27,140)
Net loss                                                             --        (5,048,067)       (5,048,067)
                                                         --------------    --------------    --------------

Balance, December 31, 2004                               $       (9,691)   $  (19,825,110)   $    1,271,763
                                                         ==============    ==============    ==============

--------------------------------------------------------------------------------
Page F-5        See accompanying notes to the consolidated financial statements.

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF OPERATIONS

Advanced Optics Electronics, Inc. (the "Company") and its subsidiary, Biomoda, Inc (Biomoda) are development stage technology companies with its principal focus on the development and production of large-scale flat panel displays and cancer detection methods. The Company's stock trades on the Over The Counter Bulletin Board under the symbol "ADOT." The Company plans to focus on producing and selling the large-scale flat panel displays for outdoor advertising billboards.

The Company is developing a color recognition optical device and plans to initially focus on marketing it as a color identifier to the visually impaired and as a teaching aid for small children. The Company's unique and novel conception and implementation of hardware and firmware determines color optically and expresses the results with vocal responses. The Company is intending to establish marketing arrangements for the distribution to retail locations after a supply has been manufactured and inventoried.

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

The Company's research and development work in the third and fourth quarters of 2004 have not completed the initial product as expected. Completion of the product is now expected in the latter half of 2005. Because of the lack of anticipated revenues in 2004, the Company has taken excess cash funds and invested these in what they deem to be sound investments that may produce additional funds and gains to the company in 2005. These funds and gains would then be used for additional product development and administrative expenses in the initial production stage of the product. These investments include marketable securities of other companies including several bio-medical companies.

In 2002, the Company's Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") replaced Biomoda's management team, affecting a change in control. The Company also owns approximately 16% of Biomoda's outstanding common stock. In 2003, the CEO and the CFO each acquired 7.27% of the outstanding common stock of Biomoda. On August 13, 2003, Biomoda formed a 100% owned subsidiary known as Biomoda Holdings, Inc., a Nevada corporation, for the purpose of research, development, production and marketing of medical and biomedical products. As of December 31, 2004, the Company owned approximately 1,132,000 or 15.9% of the 7,117,000 outstanding shares of Biomoda. In addition, two of the Company's officers own approximately 12%, collectively, of Biomoda's outstanding shares. Further, the Company subleases office space and lab equipment to Biomoda and two of the Company's officers are also officers of Biomoda. The Company has been the sole source of funding to Biomoda since 2002 through advances made under a line of credit agreement. The Company is considered the primary beneficiary as it stands to absorb the majority of Biomoda's, called herein as the variable interest entity, expected losses. Since Biomoda and the Company are

--------------------------------------------------------------------------------
Page F-6

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

considered entities under common control for accounting purposes, the Company measures the assets and liabilities of Biomoda at their carrying amounts in consolidation. (Note 7)

Biomoda's primary focus is on early cancer detection technology. Its novel cell-targeting technology is globally patented for the detection of pre-cancerous and cancerous conditions in all human tissue. This technology, based on a compound called Tetrakis Carboxy Phenyl Porphine (TCPP), was developed at St. Mary's hospital in Colorado and Los Alamos National Laboratories. Biomoda obtained a worldwide exclusive license to the TCPP technology from the University of California in late 1995, and began new research broadening the scope of the original patent and technology. In November 2000, Biomoda filed a new U.S. provisional patent application defining the ability of its version of the TCPP to detect pre-cancerous and cancerous conditions in all human tissue. Biomoda began the commercialization process by trademarking the technology as CyPath. Management expects to continue assay valuation work and register its product with the FDA in 2005.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include accounts of the Company and the accounts of the variable interest entity, Biomoda, Inc. (Note 7). All significant inter-company accounts and transactions have been eliminated in consolidation.

RESTATEMENT OF 2003

In accordance with paragraph 40 of FIN 46(R), management has elected to restate the statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2003 for the consolidation of Biomoda, Inc. as if such consolidation occurred on January 1, 2003. Such initial consolidation resulted in the recording of an extraordinary loss of approximately $189,000 for the year ended December 31, 2003.

DEVELOPMENT STAGE AND GOING CONCERN

The Company has been in the development stage since Inception, and has not generated any revenues from operations and there is no assurance of any future revenues.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2004, the Company has accumulated deficit of $19,825,110. The Company's total assets exceeded the total liabilities by $1,271,763. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

     o    The Company is seeking new contracts.

     o The Company has an equity method investment in a start-up company, which management hopes will be profitable (see Note 5).

     o    The Company is seeking investment capital through the public markets.

--------------------------------------------------------------------------------
Page F-7

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

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

RISKS AND UNCERTAINTIES

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

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, deferred tax valuation allowances, estimation of costs for long-term contracts, allowance for loss on contracts, expected losses of the variable interest entity, valuation of marketable securities and the valuation of other assets. Actual results could materially differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

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

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less, plus all certificates of deposit.

--------------------------------------------------------------------------------
Page F-8

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

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

Following is a summary of marketable securities classified as available for sale as of December 31, 2004:

                                     COST BASIS   FAIR VALUE   UNREALIZED LOSS
                                     ----------   ----------   ---------------
Marketable securities-Common stock   $ 69,153      $ 59,462        $  9,691

CONCENTRATIONS OF CREDIT RISK

The financial instruments that potentially expose the Company to a concentration of credit risk principally consist of cash. The Company places its cash with high credit quality institutions.

From time to time the Company maintains cash balances at certain financial institutions in excess of the Federal Deposit Insurance Corporation ("FDIC") limit of $100,000. At December 31, 2004, such balances in excess of the FDIC limit approximated $500,000.

INVENTORIES

Inventories consist of small parts and supplies to be used in the manufacturing process of large panel display. Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method. The Company's management determined that inventory, based upon its condition, has been obsolete and therefore, recorded inventory write off of $29,293 at December 31, 2004.

PROPERTY AND EQUIPMENT

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

INTANGIBLE ASSETS - PATENTS

--------------------------------------------------------------------------------
Page F-9

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

Costs incurred in connection with securing a patent, as well as attorneys fees, have been capitalized and amortized over seventeen years using the straight line-method. See Note 3 for additional information about patents. Costs related to patents pending are amortized beginning upon issuance of the related patents

LONG-LIVED ASSETS

Statement of Financial Accounting Standards ("SFAS") 144, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF," which supercedes SFAS 121, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sales, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated commitments to plan to sell such assets, as defined, by management. As a result, management cannot determine the potential effects that adoption of SFAS 144 will have on the financial statements with respect to future disposal decisions, if any. At December 31, 2004, a total of $365,314 was impaired. There can be no assurance, however, that market conditions will not change or demand for the Company's products or services will increase, which could result to additional impairment of long-lived assets.

DEBT SETTLEMENT

In April 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections as of April 2002." SFAS 145 provides guidance for income statement classification of gains and losses on extinguishments of debt. Such gains and losses must be analyzed to determine if they meet the criteria for extraordinary item classification based on the event being both unusual and infrequent. The Company adopted SFAS 145 beginning January 1, 2003. During 2004 and 2003, the Company recorded a gain (loss) of $(620,980) and $64,892 on settlement of debt. The Company has determined that gain or loss is not extraordinary in nature.

REVENUE RECOGNITION

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 104 ("SAB 104"), "REVENUE RECOGNITION," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. As the Company accounts for long-term contracts in accordance to SOP 81-1 (see below), management believes that the Company's revenue recognition policy conforms to SAB 104.

--------------------------------------------------------------------------------
Page F-10

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

In accordance with Statement of Position 81-1, "ACCOUNTING FOR PERFORMANCE OF CONSTRUCTION-TYPE AND CERTAIN PRODUCTION-TYPE CONTRACTS," the Company accounted for revenue and costs related to its long-term contract in process by the completed-contract method, whereas during the period from Inception to December 31, 1999, revenue and costs were determined by the percentage-of-completion method. The completed-contract method of accounting was adopted in 2000 due to the Company's uncertainty regarding contract cost estimates. The financial statements of the period from Inception to December 31, 1999, were restated to apply the completed contract method retroactively. The effect of the accounting change had no effect on net loss or loss per share previously reported for 1999 or for the period from Inception to December 31, 1999.

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

Costs in excess of amounts billed are classified as current assets under costs in excess of billings on uncompleted contracts.

The contract to produce two outdoor advertising billboards total $1.7 million, with $885,000 assigned to the first unit. An estimated loss of approximately $1,425,000 from production of the first unit has been recognized through December 31, 2004. Per the agreement, the first unit is not to exceed $885,000, of which $90,000 has been billed and collected in prior periods. At December 31, 2004, the contract was terminated by mutual consent of both parties and a 100% provision for contract losses was provided. The Company recorded $1,000,994 as loss on contract in 2004 and $50,000 in 2003.

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

BASIC AND DILUTED LOSS PER COMMON SHARE

Under SFAS 128, "EARNINGS PER SHARE," basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common share were dilutive (using the treasury stock method). There were no additional potential shares of common stock at December 31, 2004 and 2003. Because the Company has incurred net losses, basic and diluted loss per share is the same as additional potential common shares would be anti-dilutive.

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

--------------------------------------------------------------------------------
Page F-11

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

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

At December 31, 2004, the Company has one stock-based employee compensation plan (the "Plan"), which is described more fully in Note 11. The Company accounts for the Plan under the recognition and measurement principles of APB 25, and related interpretation. No stock-based compensation cost is recognized in net loss. Stock options granted under the Plan have exercise prices equal to the market value of the underlying common stock on the dates of grant.

The following table illustrates the effect on net income and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                                                              2004                  2003
                                                      ------------------    ------------------
Net loss:
    As reported                                       $       (5,048,067)   $       (3,900,959)
    Deduct: Total stock-based employee compensation
          expense determined under fair value based
          method for all awards                                       --                    --
                                                      ------------------    ------------------
    Pro forma                                         $       (5,048,067)   $       (3,900,959)
                                                      ==================    ==================

Basic and diluted net loss per share:

    As reported                                       $            (0.00)   $            (0.00)
                                                      ==================    ==================
    Pro forma                                         $            (0.00)   $            (0.00)
                                                      ==================    ==================

--------------------------------------------------------------------------------
Page F-12

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

The  above  pro  forma  effects  of  applying  SFAS  123  are  not   necessarily
representative of the impact on reported net loss for future years.

COMPREHENSIVE INCOME

The Company reports comprehensive income in accordance with SFAS No. 130, "REPORTING COMPREHENSIVE INCOME." SFAS 130 establishes standards for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized holding gains and losses, net of related tax effects, on available for sale securities to be included in comprehensive income until realized.

REPORTING SEGMENTS

Statement of financial accounting standards no. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (sfas no. 131), which superseded statement of financial accounting standards no. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS NO. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company allocates resources and assesses the performance based upon information from two reporting units, (1) Adot and (2) Biomoda, Inc.

ADVERTISING

The Company expenses the cost of advertising when incurred. Advertising costs for the years ended December 31, 2004 and 2003 were immaterial to the financial statements, and are included in general and administrative expenses in the accompanying statement of operations.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company is evaluating the effects adoption of SFAS 123R will have on its financial statements.

--------------------------------------------------------------------------------
Page F-13

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Nonmonetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In December 2004, the FASB issued Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 (the "Act") introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. The FASB staff believes that the lack of clarification of certain provisions within the Act and the timing of the enactment necessitate a practical exception to the Statement 109 requirement to reflect in the period of enactment the effect of a new tax law. Accordingly, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying Statement 109. The Company is currently assessing the impact of the Act on its financial position and results of operations but does not believe that the Act will likely provide the Company with the ability to recognize a reduction of income tax expense.

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

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

--------------------------------------------------------------------------------
Page F-14

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs.

As disclosed in Note 7, the Company is associated with Biomoda, Inc. because two officers of the Company also serve as officers of Biomoda and other factors discussed in FIN No. 46R, the Company has complied with the pronouncement and consolidated the two Company's financial statements. See note 7 for the impact of adoption of the standard.

RECLASSIFICATIONS

Certain   amounts   presented  in  the  2003  financial   statements  have  been
reclassified to conform to the current year's presentation.

2. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2004:

Machinery and equipment                          $ 388,392
Furniture and fixtures                             101,372
Automobiles                                         43,313
Leasehold improvements                              21,351
                                                 ---------
                                                   554,928
Less accumulated depreciation and amortization    (401,760)
                                                 ---------
                                                 $ 153,168
                                                 =========

3. PATENTS

Biomoda has entered into license agreements with a major university and national laboratory to obtain rights for the purpose of developing, manufacturing, and selling products using its patented technologies. Under such agreement, Biomoda will pay royalties at varying rates based upon the level of revenues from licensed products. The agreement continues as long as any licensed patents remain in force. Biomoda has not incurred any royalty expense during the period from January 3, 1990 (inception) to December 31, 2004. Biomoda also pays an annual fee in the amount of $15,000 to renew such license agreement. As of December 31, 2004, Biomoda was in full compliance with the provisions of this agreement.

Amortization expense for the Company's intangible assets over the next five fiscal years is estimated to be: 2005-$13,527, 2006-$13,527, 2007-$13,527,
2008-$13,527 and 2009-$13,527.

4. RELATED PARTY TRANSACTIONS

NOTES RECEIVABLE - OFFICER

As of December 31, 2004 and 2003, the Company has net advances to an officer approximating

--------------------------------------------------------------------------------
Page F-15

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

$67,300. The advances accrue interest at rates ranging from 5% to 6% (interest income was insignificant for the years ended December 31, 2004 and 2003) and are due on demand. As these notes receivable are with the shareholder and a Company officer, the Company has classified these amounts as a decrease to stockholders' equity at December 31, 2004.

ADVANCES FROM OFFICER

As of December 31, 2004, the Company has advances from officer of $89,710. This is due on demand and non interest bearing.

ADVANCES FROM SHAREHOLDERS

As of December 31, 2004, Biomoda had advances and accrued interest of approximately $135,000 payable to two of its stockholders. Such advances historically bore interest at 10% per annum. On December 31, 2003, one of the stockholders agreed to forgive all accrued interest payable to him in the amount of approximately $25,000, which is included in the gain on settlement of debts in the accompanying statements of operations. In 2004, he accepted 200,000 shares of common stock as repayment of the remaining balance. Interest expense related to such advances for the years ended December 31, 2004 and 2003 and for the period from Inception through December 31, 2004 were approximately $12,000, $27,000 and $123,000, respectively.

5. INVESTMENT IN GENOMED, INC.

On January 8, 2004, the Company entered into a Stock Sale Agreement (the "Agreement") with GenoMed, Inc., a Florida corporation ("GenoMed") whereby the Company purchased approximately 33,300,000 shares of restricted common stock of GenoMed for $900,000 in cash, representing approximately 17.9% of the total outstanding shares of GenoMed immediately after the execution of the Agreement. The Company has accounted for this investment under the cost method as it cannot exercise significant influence over the operating and financial policies of GenoMed. In addition, the Company holds approximately 529,098 shares of free trading common stock of GenoMed not acquired in connection with the Agreement, which the Company has classified as marketable securities in the accompanying financial statements. Management believes that no impairment of this investment is necessary as of December 31, 2004.

6. NOTES RECEIVABLE

Notes Receivable consists of the following at December 31, 2004

   Notes receivable bearing a 7% and will mature on March 2005        $25,466
   Notes receivable bearing a 6.5% and will mature on December 2005   $24,113
                                                                      -------
           Total                                                      $49,579
                                                                      =======

7. VARIABLE INTEREST ENTITY-BIOMODA, INC.

--------------------------------------------------------------------------------
Page F-16

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

At December 31, 2004, the Company owned approximately 1,132,000 or 15.9% of the 7,117,000 outstanding shares of Biomoda, Inc. ("Biomoda"), a development stage company involved in the development of technology for the early detection of lung cancer. In addition, two of the Company's officers own approximately 12%, collectively, of Biomoda's outstanding shares. Further, the Company subleases office space and lab equipment to Biomoda and two of the Company's officers are also officers of Biomoda. Finally, the Company has been the sole source of funding to Biomoda since 2002 through advances made under a line of credit agreement. Such advances totaled $975,165 at December 31, 2004. The Company is considered the primary beneficiary as it stands to absorb the majority of the VIE's expected losses. Since Biomoda and the Company are considered entities under common control, the Company measures the assets and liabilities of Biomoda at their carrying amounts in consolidation.

As of December 31, 2004, the Company has consolidated Biomoda's balance sheet and its results of the operations for the year then ended in the accompanying financial statements.

At December 31, 2004, the Company has advanced $975,165 to Biomoda, and during the year ended December 31, 2004, it has recorded a loss on Biomoda of $63,617 and interest income on advances of $30,367. All of these amounts have been eliminated in consolidation.

The accounts of Biomoda that have been consolidated with the Company at December 31, 2004 are as follows:

                Cash                                 $   1,360
                Other current assets                     3,241
                Patents, net                           206,577
                Property and equipment, net             14,193
                Accounts payable                       (70,390)
                Accrued expenses                      (161,121)
                Advances from Biomoda stockholders    (134,988)

General creditors of Biomoda have no recourse against the Company. From inception through December 31, 2004, Biomoda has generated no revenues. The Company has recorded $189,280 extraordinary loss in December 31, 2003 and charged $30,000 against non-current assets in December 31, 2004 to consolidate Biomoda's account.

In 2005, Biomoda anticipates being able to raise its own funds in the public equity market. In this case, Biomoda may be able to sustain its own operations, repay its obligation to the Company, and hire its own officers. In such case, the Company may no longer be considered the primary beneficiary and the results of Biomoda may be deconsolidated. There can be no assurance that Biomoda will be able to raise sufficient funds to repay its obligation to the Company and become self-sustaining in its operations.

8.  ACCRUED EXPENSES

--------------------------------------------------------------------------------
Page F-17

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------


Accrued expenses consisted of the following as of December 31, 2004:

                Accrued expense and contingency   $185,233
                Accrued Interest                     8,238
                Others                               1,803
                                                  --------
                                                  $195,274
                                                  ========

9.  CONVERTIBLE DEBENTURES

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

On November 7, 2000, the Company entered into an agreement that modified outstanding convertible preferred agreements. The new agreement resulted in the exchange of outstanding preferred stock for the Company's 7.5% convertible debentures and other consideration. The total amount of the convertible debentures approximated $741,000, including $31,000 of interest. The debentures are convertible into shares of common stock at the lesser of the stock's closing price on March 8, 2000 and 77.5% of the average of the five lowest closing bid prices for 20 days before November 2, 2000. The intrinsic value of the conversion feature was estimated to be approximately $228,000, which was

--------------------------------------------------------------------------------
Page F-18

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

immediately charged to expense. The convertible debentures also include detachable warrants for the purchase of 71,000 shares of common stock, which value was insignificant. The principal balance of the convertible debentures at December 31, 2004 amounts to $102,977.

During 2001, the Company issued convertible debentures totaling $500,000. The debentures are convertible into shares of common stock at the lesser of (i) 75 percent of the average of the three lowest closing bid prices for 30 days before August 30 and November 19, 2001 or (ii) 80% of the average of the three lowest closing bids during the 90 days prior to the conversion date. The embedded intrinsic value of the beneficial conversion feature was estimated to be $143,875 and immediately charged to interest expense. These debentures were retired in 2004.

During the years ending December 31, 2004 and 2003, approximately 103,000,000 and 320,830,000 shares of common stock were issued upon conversion of approximately $505,000 and $658,000 of debenture principal and interest, respectively, resulting in gain (loss) of ($620,729) and $40,171 on the settlement (see Note 11).

10. INCOME TAXES

During fiscal 2004 and 2003, the provision for taxes (substantially all deferred) differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before provision for taxes as a result of the following:

                                                              2004           2003
                                                          -----------    -----------
Computed "expected" tax (benefit) expense                 $(1,716,000)   $(1,326,000)

Addition to (reduction) in income taxes resulting from:

    State income taxes, net of federal benefit               (303,000)      (234,000)
    Change in deferred tax asset valuation allowance        2,008,000      1,523,000
    Other                                                      11,000         37,000
                                                          -----------    -----------
                                                          $        --    $        --
                                                          ===========    ===========

The total valuation allowance increased by $2,008,000 and $1,523,000 during the years ended December 31, 2004 and 2003, respectively.

The effects of temporary differences that give rise to significant portions of the deferred taxes at December 31, 2004 are presented below:

Deferred tax asset:
    Tax net operating loss carryforwards                $ 7,206,000
Deferred tax asset valuation allowance                   (7,206,000)
                                                        -----------
                                                        $        --
                                                        ===========

At December 31, 2004, the Company had tax net operating loss carryforwards of approximately $20,624,000 and $10,365,000 available to offset future taxable federal and state income, respectively. If not utilized to offset future taxable income, the carryforwards will expire in various years through 2024. In the event the Company was to experience a greater than 50% change in ownership as defined in

--------------------------------------------------------------------------------
Page F-19

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

Section 382 of the Internal Revenue Code, the utilization of the Company's tax net operating loss carryforwards could be severely restricted.

11. STOCKHOLDERS' EQUITY

PREFERRED STOCK

The Company's articles of incorporation authorize up to 10,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time as the Board of Directors determine. As of December 31, 2004, there were no shares of preferred stock outstanding.

TREASURY STOCK

During the year ended December 31, 2004, the Company purchased 14,300,000 shares of treasury stock for approximately $85,000 and sold 14,100,000 shares for approximately $48,000.

During the year ended December 31, 2003, the Company purchased 13,250,000 shares of treasury stock for approximately $62,000 in cash and sold 9,950,000 shares of treasury stock for approximately $57,000 in cash, which the Company originally repurchased for approximately $25,000.

COMMON STOCK

During the year ended December 31, 2004, the Company issued 47,200,000 shares of common stock for services, which were valued at approximately $255,000. The Company recorded such amounts in the accompanying condensed statements of operations.

During the year ended December 31, 2004, the Company issued 103,000,000 shares of common stock for its convertible debentures. Conversion price per share shall be the lesser of 75% of the average of the three lowest closing bid prices during the 30 trading days prior to but not including the issue date of the debentures and 80% of the average of the three lowest closing bid prices during the 90 trading days immediately prior to but not including the conversion date, which is approximately $0.01 per share. The value of these shares was $1,126,000. The Company incurred a loss on settlement of debt of about $621,000 in connection with the conversion of notes payable approximating $505,000, including approximately $166,000 of accrued interest.

During the year ended December 31, 2004, the Company issued 462,800,000 shares of common stock for cash, which were valued at approximately $1,119,000.

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

--------------------------------------------------------------------------------
Page F-20

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
Page F-21

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
Page F-22

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

The following is a status of the stock options outstanding at December 31, 2004 and the changes during the two years then ended:

                                                 Year Ended December 31,                Year Ended December 31,
                                                           2004                                  2003
                                             ---------------------------------     ----------------------------------
                                                                   Weighted                               Weighted
                                                                   Average                                Average
                                                Options             Price              Options             Price
                                             ---------------     -------------     ---------------      -------------
Outstanding, beginning of year                    3,175,000             $0.23           4,975,000              $0.23
Granted                                                   -                 -                   -                  -
Exercised                                                 -                 -                   -                  -
Cancelled/Terminated                             (2,775,000)             0.34          (1,800,000)              0.11
                                             ---------------     -------------     ---------------      -------------
Outstanding and exercisable, end of year            400,000             $0.02           3,175,000              $0.30
                                             ===============     =============     ===============      =============
Weighted average fair value of options
granted                                                                                                        $0.01
                                                                                                        =============

The following table summarizes information related to stock options outstanding at December 31, 2004:

                                      Options Outstanding                             Options Exercisable
                        -------------------------------------------------        -------------------------------
                                           Weighted
                                            Average           Weighted                                Weighted
                                           Remaining          Average                                  Average
                                          Contractual         Exercise                                Exercise
  Exercise Price           Number        Life (Years)          Price                 Number             Price
-------------------     ------------------------------------------------------------------------------------------
      $0.02                400,000             1.04           $  0.02                400,000           $  0.02
                        ----------                         ----------             ----------         ---------
==================================================================================================================

There were no stock options granted in 2003 and 2004.

WARRANTS

From time to time, the Company issues warrants to employees and to third parties pursuant to various agreements.

--------------------------------------------------------------------------------
Page F-23

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

In January 2002, the Company issued warrants to purchase 300,000 shares of the Company's common stock to two directors. The exercise price of the warrants is $0.02 per share (the fair market value of the Company's common stock on the date of grant) and vested immediately. The warrants expire five years from the date of issuance.

The following represents a summary of warrants outstanding for the years ended December 31, 2004 and 2003:

                                                Year Ended December 31,                Year Ended December 31,
                                                          2004                                   2003
                                           -----------------------------------    -----------------------------------
                                                                  Weighted                              Weighted
                                              Warrants         Average Price         Warrants         Average Price
                                           ----------------    ---------------    ---------------    ----------------
Outstanding, beginning of year                   8,646,000              $0.06          8,646,000               $0.25
Granted                                                  -                  -                  -                   -
Exercised                                                -                  -                  -                   -
Cancelled/Terminated                            (3,850,000)              0.05                  -                   -
                                           ----------------    ---------------    ---------------    ----------------
Outstanding and exercisable, end of year         4,796,000              $0.11          8,646,000               $0.25
                                           ================    ===============    ===============    ================
Weighted average fair value of warrants
granted                                                                                                        $0.02
                                                                                                     ================

The following table summarizes information related to warrants outstanding at December 31, 2004:

                                      Warrants Outstanding                            Warrants Exercisable
                        -------------------------------------------------        -------------------------------
                                           Weighted
                                            Average           Weighted                               Weighted
                                           Remaining          Average                                 Average
                                          Contractual         Exercise                               Exercise
  Exercise Price           Number        Life (Years)          Price                 Number            Price
-------------------     ----------------------------------------------------------------------------------------
      $0.02                 3,250,000         0.79           $  0.02              3,250,000         $  0.02
  $0.34 - $0.43             1,491,000         1.97              0.22              1,491,000            0.22
       1.62                    55,000         1.19              1.62                 55,000            1.62
                          -----------                     ----------           ------------       ---------
                            4,796,000                        $  0.11              4,796,000         $  0.11
-------------------     ----------------------------------------------------------------------------------------

There were no warrants issued in 2003 and 2004.

--------------------------------------------------------------------------------
Page F-24

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

12. IMPAIRMENT OF ASSETS

During the year ended December 31, 2004, the Company purchased 75 shares Electronic Film Market Online, Inc. in the amount of $88,000 and 18,000 shares of common stock of Beaver Information Technology (BIT), a Philippine based company, representing 9% of the issued and outstanding common stock of BIT for $273,710. Both Companies are privately held. The management of the Company evaluated its investments based upon the fair market value of similar assets and wrote off the total amount of investments of $361,710. This is part of the asset impairment in the accompanying consolidated statements of operations.

13. COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases the facilities in which it operates. Payments for the office facility are $4,225 per month and are currently month-to-month. In addition, during the year ended December 31, 2002, the Company entered into a month-to-month sublease with Biomoda, Inc. (see Note 7), in which the Company is to receive $300 per month.

In February 2004, the Company entered into a 25-month lease agreement for its West Coast office. Monthly rental is $2,413 per month from February 1, 2004 to February 28, 2006. Minimum annual rentals for twelve-month periods ended, subsequent to December 31, 2004 are as follows:

                  Year                      Amount
                  2005                    $ 29,825
                  2006                       2,560
                                           -------
                      Total                $32,385

Rental expense for operating leases approximated $77,000 and $51,000 for the years ended December 31, 2004 and 2003 respectively and approximated $327,000 for the period from Inception through December 31, 2004. Rental income from the sublease to Biomoda, Inc. approximated $3,600 for both years ended December 31, 2004 and 2003, and $10,000 for the period from Inception through December 31, 2004 and has been included in operating expenses in the accompanying statement of operations.

LITIGATION AND SUBSEQUENT EVENTS

On December 10, 2004, the Company and another entity filed a lawsuit in the State of New Mexico against an individual ("the DEFENDANT") to recover $13,500,000 for damages and injunctive relief arising out of the intentionally tortuous conduct of the Defendant. On December 23, 2004, instead of filing a counterclaim, the Defendant filed a lawsuit against the Company and others for alleged malicious abuse of process, defamation, civil conspiracy, prima facie tort, and intentional infliction of emotional distress, but did not allege any amount of damages. On January 26, 2005, the Company filed a motion to dismiss that lawsuit. Because of the inherent uncertainties, a favorable or unfavorable outcome could not be determined as of this date as well as the amount or range of potential recovery by

--------------------------------------------------------------------------------
Page F-25

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

the Company in the event of favorable outcome or loss to the Company in the event of an unfavorable outcome.

On April 5, 2005 an insurance carrier for the Company confirmed that it would provide legal counsel for the Company in the defense of the claims brought by the above referenced Defendant.

On April 8, 2005 the Company was awarded damages in the sum of $13,500,269 as a result of a two separate judgments against two former co-defendants of the above referenced Defendant. The Court's order also provides that the defendants must pay the Company an additional $905,794 as pre-judgment interest.

NOTE  14.         SEGMENTS AND MAJOR CUSTOMERS

The Company has two reportable segments consisting of (1) producing and selling large-scale flat panel displays for outdoor advertising billboards and its color identifier for the vision impared; (2) early cancer detection technology. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on sales, gross profit margins and operating profit before income taxes.

The following is information for the Company's reportable segments for the year ended December 31, 2004 (in thousands):

                                           2004                                               2003
                              ADOT      Biomoda    Unallocated    Total      ADOT      Biomoda  Unallocated    Total
     -------------------------------------------------------------------------------------------------------------------
     Revenue                $     -    $     -      $    -    $      -    $     -     $    -      $    -     $     -
     Loss on Operations       3,578        708         -0-       4,286      3,287        302         -0-        3,589
     Depreciation
         and amortization        25         15         -0-          40         73         12         -0-           85
     Interest expense            18         30         -0-          48        165         28         -0-          193
     Capital expenditure        539        278                     817          -        117         158          275
     Net Loss               $(4,289)     $(759)        $-0-    $(5,048)   $(3,590)     $(311)        $-0-     $(3,901)

--------------------------------------------------------------------------------

Page F-26