Form 10QSB
period 2005-03-31
ADVANCED OPTICS ELECTRONICS INC
filed 2005-05-16
CIK 1020657

U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2005

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

         The number of issuer's shares of Common Stock outstanding as of May 13, 2005 was 3,878,136,349.

         Transitional Small Business Disclosure Format (check one): Yes   No X
                                                                       ---  ---

PART I:  FINANCIAL INFORMATION
ITEM 1:  Financial Statements

                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                     ASSETS
CURRENT ASSETS
               Cash                                                               $    350,667
               Marketable securities                                                 1,935,050
               Other current assets                                                     16,057
                                                                                  ------------

                    Total current assets                                             2,301,774

INTANGIBLES, NET OF ACCUMULATED AMORTIZATION OF $59,386                                203,759

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION OF $410,666                    148,042

OTHER ASSETS
               Notes receivable and deposits                                            51,737

                                                                                  $  2,705,312
                                                                                  ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
               Accounts payable                                                   $    104,006
               Accrued expenses                                                        192,269
               Advances from shareholders                                              134,988
               Advances from officer                                                    64,710
               Convertible debentures                                                   80,093
                                                                                  ------------

                    Total current liabilities                                          576,066
                                                                                  ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
               Preferred stock, $0.001 par value, 10,000,000 shares authorized;
                 no shares issued and outstanding                                           --
               Common stock, $0.001 par value, 4,000,000,000 shares authorized;
                 3,733,136,349 shares issued and outstanding                         3,733,136
               Treasury stock, at cost                                                 (37,195)
               Notes receivable officer                                                (67,299)
               Additional paid in capital                                           17,929,002
               Accumulated other comprehensive income                                  978,292
               Deficit accumulated during the development stage                    (20,406,690)
                                                                                  ------------

                    Total stockholders' equity                                       2,129,246
                                                                                  ------------

                                                                                  $  2,705,312
                                                                                  ============

--------------------------------------------------------------------------------
F-1             SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004 AND FOR THE PERIOD
              FROM MAY 22, 1996 (INCEPTION) THROUGH MARCH 31, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                               MAY 22, 1996
                                                                                                (INCEPTION)
                                                                                                  THROUGH
                                                                                                  MARCH 31,
                                                              2005               2004               2005
                                                         ---------------    ---------------    ---------------
CONTRACT REVENUES                                        $            --    $            --    $            --

OPERATING EXPENSES
       General and administrative                                283,447            526,452         10,888,410
       Payroll and related                                       277,358            175,604          1,810,155
       Research and development                                    8,720            239,342          2,110,369
       Professional Fees                                           1,904             21,364            172,285
       Depreciation & amortization                                12,499             13,992            137,979
       Licensing Fees                                                 --                 --             37,976
       Inventory write-off                                            --                 --             29,293
       Asset impairment                                               --                 --            592,884
                                                         ---------------    ---------------    ---------------
                  Total operating expenses                       583,928            976,754         15,779,351

LOSS ON CONTRACT                                                      --             47,463          2,255,944
                                                         ---------------    ---------------    ---------------

OPERATING LOSS                                                  (583,928)        (1,024,217)       (18,035,295)
                                                         ---------------    ---------------    ---------------
OTHER INCOME (EXPENSES)
       Interest income                                               860                 15             81,241
       Realized loss on marketable equity securities              (2,213)            17,044           (130,141)
       Other investment gains                                         --                 --             59,784
       Loss from investment in Biomoda, Inc.                          --                 --           (289,750)
       Gain (loss) on disposal of assets                              --                 --             (3,520)
       Gain (loss) on settlement of debts                         10,122                 --           (545,966)
       Interest expense                                           (6,421)            (9,651)        (1,291,294)
       Other income                                                   --                 --                551
                                                         ---------------    ---------------    ---------------
                 Total other income (expenses)                     2,348              7,408         (2,119,095)
                                                         ---------------    ---------------    ---------------
NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE

IN ACCOUNTING PRINCIPLE & EXTRAORDINARY LOSS                    (581,580)        (1,016,809)       (20,154,390)

EXTRAORDINARY LOSS                                                    --                 --           (189,280)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING

PRINCIPLE                                                             --                 --            (63,020)
                                                         ---------------    ---------------    ---------------

NET LOSS                                                 $      (581,580)   $    (1,016,809)   $   (20,406,690)
                                                         ===============    ===============    ===============
OTHER COMPREHENSIVE GAIN (LOSS)
       Unrealized gain (loss) on marketable securities           987,983            (25,045)           978,292
                                                         ---------------    ---------------    ---------------

COMPREHENSIVE GAIN (LOSS)                                        406,403         (1,041,854)       (19,428,398)
                                                         ===============    ===============    ===============

BASIC AND DILUTED NET LOSS BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING PRINCIPLE AVAILABLE TO COMMON
SHAREHOLDER

PER COMMON SHARE AND EXTRAORDINARY LOSS                  $        (0.000)   $        (0.000)

EXTRAORDINARY LOSS                                                    --                 --

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                   --                 --
                                                         ---------------    ---------------

BASIC AND DILUTED NET LOSS AVAILABLE TO COMMON
SHAREHOLDER                                              $        (0.000)   $        (0.000)
                                                         ===============    ===============
PER COMMON SHARE

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES

  OUTSTANDING                                              3,548,236,349      2,841,154,481
                                                         ===============    ===============

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

--------------------------------------------------------------------------------
F-2             SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
  FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004 AND FOR THE PERIOD
              FROM MAY 22, 1996 (INCEPTION) THROUGH MARCH 31, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                                  MAY 22, 1996
                                                                                                                   (INCEPTION)
                                                                                                                    THROUGH
                                                                                                                    MARCH 31,
                                                                                      2005            2004            2005
                                                                                 ------------    ------------    ------------
Cash flows from operating activities:
     Net loss                                                                    $   (581,580)   $ (1,016,809)   $(20,406,690)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Intrinsic value of conversion features                                            --              --         610,603
         Write off of organization costs/goodwill                                          --              --          63,020
         Extraordinary loss                                                                --                         189,280
         Inventory write off                                                               --                          29,293
         Amortization of discount on convertible notes and
           preferred stock                                                                 --              --         295,209
         Loss (Gain) on marketable securities                                           2,213         (17,044)        130,141
         Loss on disposal of assets                                                        --              --           3,520
         Loss on investment in Biomoda, Inc.                                               --                              --
         Issuance of common stock for services                                             --         228,172       6,504,726
         Issuance of Biomoda common stock and options for services                         --                         165,000
         Issuance of notes payable for services                                            --              --          50,000
         Increase in excess of costs and earnings over billings
         on uncompleted contract                                                           --         (47,463)     (2,050,000)
         Increase in allowance for loss on contract                                        --          47,463       2,050,000
         Loss (Gain) on extinguishment of debt                                        (10,122)                        545,966
         Interest accrued on convertible debentures                                        --                         309,504
         Interest earned on note receivable from stockholder and
           related parties                                                                 --                         (17,823)
         Depreciation and amortization                                                 12,499          13,992         675,939
         Bad debt expense                                                                  --              --          15,000
         Asset impairment                                                                  --              --         592,884
         Other non-cash expenses                                                           --              --          33,447
         Accrued interest                                                                              (2,903)         30,667
     Changes in operating assets and liabilities:
         Decrease (Increase) in other current assets                                    1,389         (22,269)        (10,824)
         Decrease in inventory                                                                                        (35,293)
         (Decrease) Increase in accounts payable and accrued expenses                 (51,737)       (132,120)        (25,797)
                                                                                 ------------    ------------    ------------

     Net cash used in operating activities                                           (627,338)       (948,981)     (9,962,479)
                                                                                 ------------    ------------    ------------
Cash flows from investing activities:
     Purchases of property and equipment                                               (3,780)        (20,300)       (521,860)
     Additions to Patent, trademark and license fee, net of extraordinary gain        (30,775)             --        (135,347)
     Proceeds from sale of property and equipment                                          --              --          23,800
     Investment in Genomed                                                                           (900,000)       (900,000)
     Investment other                                                                                                      --
     Investment in Biomoda, Inc.                                                                           --        (383,845)
     Proceeds from sale of Biomoda, Inc. stock                                             --              --          28,930
     Advances to Biomoda, Inc.                                                                                        (38,432)
     Advances from shareholders                                                                                        14,009
     Sale of marketable securities                                                     15,756         137,200         208,543
     Purchases of marketable securities                                               (18,770)       (167,168)       (664,104)
     Cash of variable entity on consolidation                                                                             155
     Decrease in certificates of deposit                                                   --              --              --
     Increase in notes receivable                                                      (2,158)                        (51,737)
     Purchase of other assets                                                              --              --        (245,579)
                                                                                 ------------    ------------    ------------

     Net cash used in investing activities                                            (39,727)       (950,268)     (2,665,466)
                                                                                 ------------    ------------    ------------

--------------------------------------------------------------------------------
F-3                     SEE ACCOMPANYING  NOTES TO THE FINANCIAL  STATEMENTS.

                                                                                                                  MAY 22, 1996
                                                                                                                   (INCEPTION)
                                                                                                                    THROUGH
                                                                                                                    MARCH 31,
                                                                                      2005            2004            2005
                                                                                 ------------    ------------    ------------
Cash flows from financing activities:
     Principal repayments on notes payable and capital leases                                                        (269,987)
     Proceeds from notes payable                                                                           --         622,776
     Issuance of common stock for cash                                                430,080         455,511      11,753,798
     Issuance of Biomoda common stock for cash                                                                         60,000
     (Increase) decrease in note receivable stockholder                                                    --          (5,422)
     Repayment for advances from officer                                              (25,000)                        (25,000)
     Proceeds from sale of treasury stock                                                              22,234         225,419
     Purchase of treasury stock                                                            --                        (258,377)
     Proceeds from issuance of convertible debt                                                                     1,270,965
     Principal repayments on convertible debt                                              --        (154,000)       (395,560)
                                                                                 ------------    ------------    ------------
     Net cash provided by financing activities                                        405,080         323,745      12,978,612
                                                                                 ------------    ------------    ------------
Net (decrease) increase in cash                                                      (261,985)     (1,575,504)        350,667
Cash at beginning of period                                                           612,652       3,964,609              --
                                                                                 ------------    ------------    ------------
Cash at end of period                                                            $    350,667    $  2,389,105    $    350,667
                                                                                 ============    ============    ============

Supplemental  disclosure  of cash flow  information  -
   Cash paid during the year for:
         Interest                                                                $         --    $         --
                                                                                 ============    ============
         Income taxes                                                            $         --    $         --
                                                                                 ============    ============

--------------------------------------------------------------------------------
F-4                       SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

MANAGEMENTS' REPRESENTATION:

The management of Advanced Optics Electronics, Inc. (the "Company") without audit has prepared the consolidated financial statements included herein. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of management, all adjustments considered necessary for fair presentation of the financial statements have been included and were of a normal recurring nature, and the accompanying consolidated financial statements present fairly the financial position as of March 31, 2005, and the results of operations and cash flows for the three month periods ended March 31, 2005 and 2004.

It is suggested that these financial statements be read in conjunction with the audited financial statements and notes for the year ended December 31, 2004, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. The interim results are not necessarily indicative of the results for a full year.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF OPERATIONS

Advanced Optics Electronics, Inc. (the "Company") and its subsidiary, Biomoda, Inc (Biomoda) are development stage technology companies. The Company's principal focus is the development and production of large-scale flat panel displays and Biomoda's is cancer detection and diagnostic tests. The Company's stock trades on the Over The Counter Bulletin Board under the symbol "ADOT." The Company plans to focus on producing and selling the large-scale flat panel displays for outdoor advertising billboards.

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

The Company's research and development work have not completed the initial product. Completion of the product is now expected in the latter half of 2005. Because of the lack of anticipated revenues in 2005, the Company has taken excess cash funds and invested these in what they deem to be sound investment in Genomed that may produce additional funds and gains to the company in 2005. These funds and gains would then be used for additional product development and administrative expenses in the initial production stage of the product.

In 2002, the Company's Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") replaced Biomoda's management team, affecting a change in control. The Company also owns approximately 15.9% of Biomoda's outstanding common stock. In 2003, the CEO and the CFO each

--------------------------------------------------------------------------------
F-5

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

acquired 7.27% of the outstanding common stock of Biomoda. On August 13, 2003, Biomoda formed a 100% owned subsidiary known as Biomoda Holdings, Inc., a Nevada corporation, for the purpose of research, development, production and marketing of medical and biomedical products. As of March 31, 2005, the Company owned approximately 1,132,000 or 15.9% of the 7,117,000 outstanding shares of Biomoda. In addition, two of the Company's officers own approximately 12%, collectively, of Biomoda's outstanding shares. Further, the Company subleases office space and lab equipment to Biomoda and two of the Company's officers are also officers of Biomoda. The Company has been the sole source of funding to Biomoda since 2002 through advances made under a line of credit agreement. The Company is considered the primary beneficiary as it stands to absorb the majority of Biomoda's, called herein as the variable interest entity, expected losses. Since Biomoda and the Company are considered entities under common control for accounting purposes, the Company measures the assets and liabilities of Biomoda at their carrying amounts in consolidation. (Note 5)

Biomoda's primary focus is on early cancer detection technology. Its novel cell-targeting technology is globally patented for the detection of pre-cancerous and cancerous conditions in all human tissue. This technology, based on a compound called Tetrakis Carboxy Phenyl Porphine (TCPP), was developed at St. Mary's hospital in Colorado and Los Alamos National Laboratories. Biomoda obtained a worldwide exclusive license to the TCPP technology from the University of California in late 1995, and began new research broadening the scope of the original patent and technology. In November 2000, Biomoda filed a new U.S. provisional patent application defining the ability of its version of the TCPP to detect pre-cancerous and cancerous conditions in all human tissue. Biomoda began the commercialization process by trade marking the technology as CyPath. Management expects to continue assay validation work and register its product with the FDA in 2005. There are several business models, product types and regulatory routes that Biomoda is evaluating including: licensing, ASR, 510K, PMA and IVD kits. Biomoda is evaluating several cancers with a focus on large markets that are in the need of the most immediate diagnostic support. These include: lung, bladder and cervical.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include accounts of the Company and the accounts of the variable interest entity, Biomoda, Inc. (Note 5). All significant inter-company accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, expected losses of the variable interest entity, valuation of marketable securities and the valuation of other assets. Actual results could materially differ from those estimates.

--------------------------------------------------------------------------------
F-6

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2005, the Company has accumulated deficit of $20,406,690. The Company's total assets exceeded the total liabilities by $2,129,246. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

--------------------------------------------------------------------------------
F-7

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

On January 8, 2004, the Company entered into a Stock Sale Agreement (the "Agreement") with GenoMed, Inc., a Florida corporation ("GenoMed") whereby the Company purchased approximately 33,300,000 shares of restricted common stock of GenoMed for $900,000 in cash, representing approximately 17.9% of the total outstanding shares of GenoMed immediately after the execution of the Agreement. The Company has accounted for this investment under the cost method as it cannot exercise significant influence over the operating and financial policies of GenoMed. As of March 31, 2005, these shares become free trading shares. At March 31, 2005, the Company held approximately 32,793,000 of these shares.

Following is a summary of marketable securities classified as available for sale as of March 31, 2005:

                                       COST BASIS   FAIR VALUE  UNREALIZED GAIN
                                       -----------  ----------  ---------------
Marketable securities-Common stock    $  956,758    $1,935,050     $978,292

Available-for-sale securities consist of securities in GenoMed and are carried at fair value with the unrealized gain or loss, net of tax, reported in accumulated other comprehensive income. The fair value of marketable securities was determined based on available market information. During the three months ended March 31, 2005, the Company transferred 571,409 shares valued at approximately $15,000 to a consultant in exchange for services.

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

--------------------------------------------------------------------------------
F-8

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

At March 31, 2005, the Company has one stock-based employee compensation plan (the "Plan"), which is described more fully in Note 11. The Company accounts for the Plan under the recognition and measurement principles of APB 25, and related interpretation. No stock-based compensation cost is recognized in net loss. Stock options granted under the Plan have exercise prices equal to the market value of the underlying common stock on the dates of grant.

The Company did not grant any option during the three month periods ended March 31, 2005 and 2004.

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

REPORTING SEGMENTS

Statement of financial accounting standards No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" (SFAS No. 131), which superseded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company allocates resources and assesses the performance based upon information from two reporting units, (1) ADOT and (2) Biomoda, Inc.

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

--------------------------------------------------------------------------------
F-9

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

As disclosed in Note 3, the Company is associated with Biomoda, Inc. because two officers of the Company also serve as officers of Biomoda and other factors discussed in FIN No. 46R, the Company has complied with the pronouncement and consolidated the two Company's financial statements. See note 6 for the impact of adoption of the standard.

2. RECENT PRONOUNCEMENTS

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

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." EITF 03-01 also included accounting considerations subsequent to the recognition of another-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

--------------------------------------------------------------------------------
F-10

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

3. PATENTS

Biomoda has entered into license agreements with a major university and national laboratory to obtain rights for the purpose of developing, manufacturing, and selling products using its patented technologies. Under such agreement, Biomoda will pay royalties at varying rates based upon the level of revenues from licensed products. The agreement continues as long as any licensed patents remain in force. Biomoda has not incurred any royalty expense during the period from January 3, 1990 (inception) to March 31, 2005. Biomoda also pays an annual fee in the amount of $15,000 to renew such license agreement. As of March 31, 2005, Biomoda was in full compliance with the provisions of this agreement.

4. NOTES RECEIVABLE

Notes Receivable consists of the following at March 31, 2005

Notes receivable bearing a 7% and will mature on March 2005              $27,233
Notes receivable bearing a 6.5% and will mature on December 2005         $24,504
        Total                                                            $51,737
                                                                         =======

5. VARIABLE INTEREST ENTITY-BIOMODA, INC.

At March 31, 2005, the Company owned approximately 1,132,000 or 15.9% of the 7,117,000 outstanding shares of Biomoda, Inc. ("Biomoda"), a development stage company involved in the development of technology for the early detection of lung cancer. In addition, two of the Company's officers own approximately 12%, collectively, of Biomoda's outstanding shares. Further, the Company subleases office space and lab equipment to Biomoda and two of the Company's officers are also officers of Biomoda. Finally, the Company has been the sole source of funding to Biomoda since 2002 through advances made under a line of credit agreement. Such advances totaled $1,063,137 at March 31, 2005 and has recorded interest income on advances of $52,914. These amounts have been eliminated in consolidation. The Company is considered the primary beneficiary as it stands to absorb the majority of the VIE's expected losses. Since Biomoda and the Company are considered entities under common control, the Company measures the assets and liabilities of Biomoda at their carrying amounts in consolidation.

As of March 31, 2005, the Company has consolidated Biomoda's balance sheet and its results of the operations for the quarter then ended in the accompanying financial statements. Biomoda has a stockholders' deficit at March 31, 2005. General creditors of Biomoda have no recourse against the Company. From inception through March 31, 2005, Biomoda has generated no revenues

In 2005, Biomoda anticipates being able to raise its own funds in the public equity market. In this case, Biomoda may be able to sustain its own operations, repay its obligation to the Company, and hire its own officers. In such case, the Company may no longer be considered the primary beneficiary and the results of Biomoda may be deconsolidated. There can be no assurance that Biomoda will be able to raise sufficient funds to repay its obligation to the Company and become self-sustaining in its operations.

--------------------------------------------------------------------------------
F-11

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6. RELATED PARTY TRANSACTIONS

NOTES RECEIVABLE - OFFICER

As of March 31, 2005 and 2004, the Company has net advances to an officer approximating $67,300. The advances accrue interest at rates ranging from 5% to 6% (interest income was insignificant for the quarter ended March 31, 2005 and 2004) and are due on demand. As these notes receivable are with the shareholder and a Company officer, the Company has classified these amounts as a decrease to stockholders' equity at March 31, 2005.

ADVANCES FROM OFFICER

As of March 31, 2005, the Company has advances from officer of $69,710. This is due on demand and non interest bearing. The Company paid $25,000 during the quarter ended March 31, 2005.

ADVANCES FROM STOCKHOLDERS

As of March 31, 2005, the Company had advances of approximately $135,000 payable to two of its stockholders. Such advances historically bore interest at 10% per annum. No interest expense related to such advances for the three month period ended March 31, 2004 was recorded. Interest expense was approximately $3,400 and $124,000 for the three month period ended March 31, 2005 and for the period from inception through March 31, 2005, respectively.

7. CONVERTIBLE DEBENTURES

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

--------------------------------------------------------------------------------
F-12

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

On November 7, 2000, the Company entered into an agreement that modified outstanding convertible preferred agreements. The new agreement resulted in the exchange of outstanding preferred stock for the Company's 7.5% convertible debentures and other consideration. The total amount of the convertible debentures approximated $741,000, including $31,000 of interest. The debentures are convertible into shares of common stock at the lesser of the stock's closing price on March 8, 2000 and 77.5% of the average of the five lowest closing bid prices for 20 days before November 2, 2000. The intrinsic value of the conversion feature was estimated to be approximately $228,000, which was immediately charged to expense. The convertible debentures also include detachable warrants for the purchase of 71,000 shares of common stock, the value of which was insignificant. The principal balance of the convertible debentures at March 31, 2005 amounts to $80,093.

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

8. STOCKHOLDERS' EQUITY

COMMON STOCK

During the three months ended March 31, 2005, the Company issued 344,000,000 shares of common stock for cash, which were valued at approximately $430,000.

During the quarter ended March 31, 2005, the Company issued 21,000,000 shares of common stock for its convertible debentures. Conversion price per share shall be the lesser of 75% of the average of the three lowest closing bid prices during the 30 trading days prior to but not including the issue date of the debentures and 80% of the average of the three lowest closing bid prices during the 90 trading days immediately prior to but not including the conversion date, which is approximately $0.01 per share. These shares were valued at approximately $31,000.

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

--------------------------------------------------------------------------------
F-13

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

The following is a status of the stock options outstanding for the three month periods ended March 31, 2005 and 2004

                                          Three Month Ended      Three Month Ended
                                               March 31,            March 31,
                                                2005                  2004
                                        --------------------  --------------------
                                                    Weighted              Weighted
                                                    Average               Average
                                         Options     Price     Options     Price
                                        ---------    -----    ---------    -----
Outstanding, beginning of year            400,000    $0.02    3,175,000    $0.23
Granted                                        --       --           --       --
Exercised                                      --       --           --       --
Cancelled/Terminated                           --       --           --       --
                                        ---------    -----    ---------    -----
Outstanding and exercisable               400,000    $0.02    3,175,000    $0.23
                                        =========    =====    =========    =====
Weighted average fair value of options
granted                                                                    =====

--------------------------------------------------------------------------------
F-14

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The following table summarizes information related to stock options outstanding at March 31, 2005:

                            Options Outstanding                        Options Exercisable
                 --------------------------------------------      --------------------------
                                 Weighted
                                  Average           Weighted                         Weighted
                                 Remaining          Average                           Average
                                Contractual         Exercise                         Exercise
Exercise Price   Number        Life (Years)          Price          Number             Price
---------------------------------------------------------------------------------------------
    $0.02        400,000           1.04            $  0.02         400,000           $  0.02
                 -------                           -------         -------           -------

There were no stock options granted during the three month periods ended 2005 and 2004.

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

--------------------------------------------------------------------------------
F-15

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The following represents a summary of warrants outstanding for the three month periods ended March 31, 2005 and 2004:

                                     Three Month Ended           Three Month Ended
                                         March 31,                   March 31,
                                           2005                        2004
                                --------------------------   --------------------------
                                               Weighted                      Weighted
                                 Warrants    Average Price    Warrants    Average Price
                                -------------------------------------------------------
Outstanding, beginning of year   4,796,000       $0.10        8,646,000       $0.09
Granted                                 --          --               --          --
Exercised                               --          --               --          --
Cancelled/Terminated               (55,000)       1.62               --          --
                                ----------       -----       ----------       -----
Outstanding and exercisable      4,741,000       $0.10        8,646,000       $0.09
                                ==========       =====       ==========       =====
Weighted average fair value
of warrants granted                                                           =====

The following table summarizes information related to warrants outstanding at March 31, 2005:

                                 Warrants Outstanding                         Warrants Exercisable
                      -------------------------------------------         ---------------------------
                                      Weighted
                                       Average           Weighted                           Weighted
                                      Remaining          Average                             Average
                                     Contractual         Exercise                           Exercise
  Exercise Price      Number        Life (Years)          Price            Number            Price
-----------------------------------------------------------------------------------------------------
      $0.02            3,250,000        0.79             $  0.02          3,250,000         $  0.02
  $0.34 - $0.43        1,491,000        1.97                0.22          1,491,000            0.22
                       ---------                         -------          ---------         -------
                       4,741,000                         $  0.10          4,741,000         $  0.10
-----------------------------------------------------------------------------------------------------

There were no warrants issued during the three month periods ended March 31, 2004 and 2005.

--------------------------------------------------------------------------------
F-16

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9. SEGMENTS AND MAJOR CUSTOMERS

The Company has two reportable segments consisting of (1) producing and selling large-scale flat panel displays for outdoor advertising billboards and its color identifier for the vision impared; (2) early cancer detection technology. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The following is information for the Company's reportable segments for the quarter ended March 31 (in thousands):

                                    2005                                             2004
                        ADOT      Biomoda   Unallocated   Total       ADOT     Biomoda   Unallocated   Total
                       -------------------------------------------------------------------------------------
Revenue                $   --     $   --     $    --     $   --     $   --     $   --     $    --     $   --
Loss on Operations        499         85          --        584        824        201          --      1,025
Depreciation
    and amortization        8          4          --         12         11          3          --         14
Interest expense           --          6          --          6         10         --          --         10
Capital expenditure         4         31          --         35          6         31          --         37
Net Loss               $  490     $   92     $    --     $  582     $  816     $  201     $    --     $1,017

10. EARNINGS PER SHARE

Earnings per share for the quarter ended March 31, 2005 and 2004 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Stocks to be issued are regarded as common stock equivalents and are considered in diluted earnings per share calculations.

--------------------------------------------------------------------------------
F-17

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

The Company's principal offices are located at 8301 Washington NE, Suite 5, Albuquerque, New Mexico 87113, and its telephone number is (505) 797-7878.

COMPANY OVERVIEW

We are a developmental stage technology company with our primary focus on the development, production and sales of our large-scale flat panel displays, which utilize our patented technology. We are currently continuing our research, development, prototyping, and manufacturing of our products and the underlying technology. We are in the process of making the transition from a developmental stage company to producing and selling our product line. We plan to focus on producing and selling our large-scale flat panel displays for the outdoor advertising billboard industry. In addition, there are other markets and applications that represent opportunities for additional sources of business, and we are beginning to explore these markets and applications, such as e-cinema, lighting sources, stadium and sports applications and systems, control and status monitoring.

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

     o    Works with all image file formats and digital video editors

     o    Secure Internet or WAN  communications

     o    WEB-based  status  monitoring

     o    Provides time, temperature and other dynamic content inserts

Our operating activities have related primarily to the initial planning and development of our product and building our operating infrastructure. We have completed, tested, and measured the performance of, our prototype and are currently in the manufacturing process of our production model. The initial production model is scheduled to be completed in the third/fourth quarter of 2005.

We expect our principal source of revenue to be derived from sales of our electronic display product. To date we have not recognized any revenue, but we have developed a functioning prototype and we anticipate sales by the end of the last quarter of 2005. The Company has set the price for its units at $395,000 and $1,490,000 respectively for its 2 meter x 3 meter and its 3 meter x 8 meter flat panel displays.

The Company has made research and development progress in the first quarter of 2005 but has not completed the initial product as expected due to technical hurdles. Completion of the product is now expected in the third to fourth quarter of 2005. Because of the lack of anticipated revenues in 2004, the Company has taken excess cash funds and invested these in what they deem to be sound investments that may produce additional funds and gains to the Company in 2005 and 2006. These funds and gains would then be used for additional product development and administrative expenses in the initial production stage of the product. These investments include marketable securities of other companies including the bio-medical companies Biomoda and Genomed.

Advanced Optics Electronics, Inc. completed filing for its initial patent relating to its hand held color check device known as COLOR-CHEK. The patent covers the Company's unique and novel conception and implementation of hardware and firmware system for determining the color optically and expressing the result with vocal responses. This invention will initially benefit the vision impaired. ADOT is also developing a color coding kit to enhance the color check capabilities of a broader application of the color spectrum. Pricing is targeted in the $70-85 range. The Company is currently in the development stages of a second iteration prototype. The first prototype, of which five were made, was a success from a proof-of-performance standpoint. This next version will incorporate a number of refinements and improvements in software and hardware components and incorporate an initial design of the casing..

Our operating expenses have increased significantly since our inception. This is due to increased engineering and management staff and investments in operating infrastructure. Since our inception we have incurred significant losses and, as of March 31, 2005, had a deficit accumulated during the development stage of $20,416,812.

In the fourth quarter of 2004, it was determined that the Company consolidate the financials of Biomoda. This was in response to a new pronouncement FIN 46.

RESULTS OF OPERATIONS

Due  to  our  limited  operating  history,  we  believe  that   period-to-period
comparisons of our results of operations are not fully meaningful and should not be relied upon as an indication of future performance.

COMPARISON OF THE THREE-MONTH PERIODS ENDED MARCH 31, 2005 AND 2004

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel expenses and consulting fees associated with the development and enhancement of our flat panel displays. These expenses decreased to $8,720 in the first quarter of 2005 from $239,342 in the same period of 2004. Continued investment in product development is critical to attaining our strategic objectives and, as such, we expect product development expenses to increase significantly in future periods. We expense product development costs as they are incurred.

GENERAL AND ADMINISTRATIVE AND PAYROLL. General and administrative expenses consist of expenses for facilities, professional services, travel, general corporate activities, and depreciation and amortization of equipment and leasehold improvements. General and administrative and payroll costs decreased to approximately $283,000 in the first quarter of 2005 from $526,000 in the first quarter of 2004. We expect general and administrative costs to increase in the future as our business prospects develop and we will require more staff. The costs associated with being a publicly traded company and potential future strategic acquisitions will also be a contributing factor to increases in this expense.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through the private placement of equity securities and the issuance of convertible debentures. As of March 31, 2005, we have raised such net proceeds of approximately $21,662,000.

The cash balance at the end of the quarter of $350,667 represents an estimated three months of future cash operating expenses.

We have also utilized equipment loans and capital lease financing. As of March 31, 2005 the only debt financing is a Convertible debenture in the approximate amount of $80,000 (including accrued interest) that we intend to pay off in its entirety in 2005.

The Company's holding in Biomoda, Inc ("Biomoda") may provide additional liquidity. Biomoda is a biomedical development company. The Company's direct ownership of Biomoda, as of March 31, 2005 was approximately 15.9%. Two officers of ADOT are also securities holders of Biomoda in addition to the ADOT ownership. Biomoda filed an SB-2 registration statement with the Securities and Exchange Commission, which was declared effective February 11, 2003 offering 6,000,000 shares at $3.00 per share (for an aggregate offering of $18,000,000). It is anticipated that a public market for Biomoda's securities will be established in 2005 at the revised price. Because a market for Biomoda's shares has not been established, the potential value of the Company's investment cannot be measured. Consequently, there can be no assurance that if the Company were to sell such investment that it would be able to on terms favorable to the Company or for the initial offering price. Factors such as dilution, blockage and a lack of a market may be encountered.

The Company's relationship to its investment in Biomoda changed during the second quarter of 2002. There is now an active leadership role in Biomoda being provided by John Cousins and Leslie Robins, officers of the Company. The consolidated financial statements include the accounts of Biomoda and its wholly owned subsidiary, Biomoda Holdings, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

During the three months ended March 31, 2005, approximately $4,000 was spent for the purchase of computers and software. Research and development expenditures were approximately $277,000 in the first quarter of 2005. Funds for operations, research and development and capital expenditures were provided from the sale of securities and cash reserves.

During the first quarter of 2004, we purchased 33,300,000 restricted shares under Rule 144 of Genomed, Inc., which represented approximately 17.9% of the outstanding shares of Genomed at that time. At March 31, 2005, the Company held 33,292,821 shares.

 The Company has accounted for this investment under the cost method as it cannot exercise significant influence over the operating and financial policies of GenoMed. As of March 31, 2005, these shares become free trading shares. At March 31, 2005, the Company held approximately 32,793,000 of these shares.

Available-for-sale securities consist of securities in GenoMed and are carried at fair value with the unrealized gain or loss, net of tax, reported in accumulated other comprehensive income. The fair value of marketable securities was determined based on available market information. During the three months ended March 31, 2005, the Company transferred 571,409 shares valued at approximately $15,000 to a consultant in exchange for services.

Management believes that sales of securities, cash reserves and anticipated contract revenue will provide adequate liquidity and capital resources to meet the anticipated development stage requirements through the end of the fourth quarter 2005. At that time it is anticipated that sales of flat panel displays will begin and contribute to operating revenues. It is anticipated that these sales will provide the additional capital resources to fund the proportionately higher working capital requirements of production and sales initiatives. The Company currently has no other significant commitments for capital expenditures in 2005.

INFLATION

Management believes that inflation has not had a material effect on the Company's results of operations.

                         ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within 90 days prior to filing the Company's March 31, 2005 Form 10-QSB. Based upon that evaluation, the CEO and CFO concluded that, as of March 31, 2005, the Company's disclosure controls and procedures were of limited effectiveness.

CHANGES IN CONTROLS AND PROCEDURES

There were no significant changes made in our internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected or are reasonably likely to materially affect these controls. The Company, however, is evaluating changes to its existing controls or adding controls to improve the design effectiveness of its system.

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

Item 2.  Changes in securities

Common Stock

As of March  31,  2005,  the  status of the  common  stock of the  Company  was:
4,000,000,000 shares authorized and 3,733,136,349 shares issued and outstanding.

During the three month period ended March 31, 2005, the Company issued 344,000,000 shares for cash of approximately $430,080 and 21,000,000 shares of common stock for debentures in the approximate amount of $31,122.

Item 3.  Defaults upon senior securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company's security holders during the first quarter of fiscal year 2005.

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

Dated:    May 13, 2005

ADVANCED OPTICS ELECTRONICS, INC.

                                              BY:/S/JOHN J. COUSINS
                                                 -------------------------------
                                              John J. Cousins
                                              Vice President of Finance
                                              (Principal Accounting Officer)

                                              BY:/S/LESLIE S. ROBINS
                                                 -------------------------------
                                              Leslie S. Robins
                                              Executive Vice President
                                              (Principal Executive Officer)