Form 10QSB
period 2005-06-30
ADVANCED OPTICS ELECTRONICS INC
filed 2005-08-15
CIK 1020657

U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the six month period ended: June 30, 2005

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

         The number of issuer's shares of Common Stock outstanding as of August 13, 2005 was 4,497,136,349.

         Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                       ---   ---

PART I:  FINANCIAL INFORMATION
ITEM 1:  Financial Statements

                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005
                                   (Unaudited)
--------------------------------------------------------------------------------


                                 ASSETS
Current Assets
           Cash and cash equivalents                                          $    205,195
           Marketable securities                                                 1,357,497
           Other current assets                                                     30,857
                                                                              ------------

                Total current assets                                             1,593,549

Intangibles, net of accumulated amortization of $63,589                            210,241

Property and Equipment, net of accumulated depreciation of $419,232                139,476

Other Assets
           Notes receivable and deposits                                            52,612
                                                                              ------------
Total assets                                                                  $  1,995,878
                                                                              ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
           Accounts payable                                                   $    117,438
           Accrued expenses                                                        300,772
           Advances from shareholders                                              152,200
           Advances from officer                                                    74,710
           Convertible debentures                                                   81,754
                                                                              ------------
                Total current liabilities                                          726,874
                                                                              ------------
Commitments and Contingencies

Stockholders' Equity
           Preferred stock, $0.001 par value, 10,000,000 shares authorized;
             no shares issued and outstanding                                           --
           Common stock, $0.001 par value, 5,000,000,000 shares authorized;
             4,273,136,349 shares issued and outstanding                         4,273,136
           Treasury stock, at cost                                                 (38,947)
           Notes receivable officer                                                (67,299)
           Additional paid in capital                                           17,652,272
           Accumulated other comprehensive income                                  680,233
           Deficit accumulated during the development stage                    (21,230,391)
                                                                              ------------
                Total stockholders' equity                                       1,269,004
                                                                              ------------
Total liabilities and stockholders' equity                                    $  1,995,878
                                                                              ============

--------------------------------------------------------------------------------
F-1             See accompanying notes to the consolidated financial statements.

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
    For the Six Month Periods Ended June 30, 2005 and 2004 and For The Period
               From May 22, 1996 (Inception) Through June 30, 2005
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                     May 22, 1996
                                                                                                     (Inception)
                                                                                                       Through
                                                                                                       June 30,
                                                                   2005               2004               2005
                                                             ---------------    ---------------    ---------------
CONTRACT REVENUES                                            $            --    $            --    $            --

OPERATING EXPENSES
      General and administrative                                     774,570            983,169         11,379,533
      Payroll and related                                            522,991            435,261          2,055,788
      Research and development                                        38,949            471,299          2,140,598
      Professional Fees                                               13,256             51,992            183,637
      Depreciation & amortization                                     25,269              7,287            150,749
      Licensing Fees                                                  15,000             15,000             52,976
      Inventory write-off                                                 --                 --             29,293
      Asset impairment                                                    --                 --            592,884
                                                             ---------------    ---------------    ---------------
            Total operating expenses                               1,390,035          1,964,008         16,585,458

LOSS ON CONTRACT                                                          --             82,073          2,255,944
                                                             ---------------    ---------------    ---------------

OPERATING LOSS                                                    (1,390,035)        (2,046,081)       (18,841,402)
                                                             ---------------    ---------------    ---------------
OTHER INCOME (EXPENSES)
      Interest income                                                  1,743                 15             82,124
      Realized loss on marketable equity securities                   (2,147)            17,747           (130,075)
      Other investment gains                                              --                 --             59,784
      Loss from investment in Biomoda, Inc.                               --                 --           (289,750)
      Gain (loss) on disposal of assets                                   --                 --             (3,520)
      Gain (loss) on settlement of debts                              10,122                 --           (545,966)
      Interest expense                                               (24,964)            (9,697)        (1,309,837)
      Other income                                                        --                 --                551
                                                             ---------------    ---------------    ---------------
            Total other income (expenses)                            (15,246)             8,065         (2,136,689)
                                                             ---------------    ---------------    ---------------
NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE & EXTRAORDINARY LOSS                      (1,405,281)        (2,038,016)       (20,978,091)

EXTRAORDINARY LOSS                                                        --                 --           (189,280)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE                                                                 --                 --            (63,020)
                                                             ---------------    ---------------    ---------------

NET LOSS                                                     $    (1,405,281)   $    (2,038,016)   $   (21,230,391)
                                                             ===============    ===============    ===============
OTHER COMPREHENSIVE (LOSS) GAIN
      Unrealized gain (loss) on marketable securities                680,233            (56,343)           680,233
                                                             ---------------    ---------------    ---------------

COMPREHENSIVE LOSS                                                  (725,048)        (2,094,359)       (20,550,158)
                                                             ===============    ===============    ===============
Basic and diluted netloss before cumulative
effect of change in  accounting principle available
to common shareholder
per common share and extraordinary loss                      $        (0.000)   $        (0.001)

Extraordinary loss                                                        --                 --

Cumulative effect of change in accounting principle                       --                 --
                                                             ---------------    ---------------
Basic and diluted net loss available to common shareholder
per common share                                             $        (0.000)   $        (0.001)
                                                             ===============    ===============
Basic and diluted weighted average common shares
  outstanding                                                  3,591,538,375      2,887,373,986
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

               CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Three Month Periods Ended June 30, 2005 and 2004
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                   2005               2004
                                                             ---------------    ---------------
CONTRACT REVENUES                                            $            --    $            --

OPERATING EXPENSES
      General and administrative                                     491,123            456,717
      Payroll and related                                            245,633            259,657
      Research and development                                        30,229            231,957
      Professional Fees                                               11,352             30,628
      Depreciation & amortization                                     12,770             (6,705)
      Licensing Fees                                                  15,000             15,000
      Inventory write-off                                                 --                 --
      Asset impairment                                                    --                 --
                                                             ---------------    ---------------
               Total operating expenses                              806,107            987,254

LOSS ON CONTRACT                                                          --             34,610
                                                             ---------------    ---------------

OPERATING LOSS                                                      (806,107)        (1,021,864)
                                                             ---------------    ---------------
OTHER INCOME (EXPENSES)
      Interest income                                                    883                 --
      Realized loss on marketable equity securities                       66                703
      Other investment gains                                              --                 --
      Loss from investment in Biomoda, Inc.                               --                 --
      Gain (loss) on disposal of assets                                   --                 --
      Gain (loss) on settlement of debts                                  --                 --
      Interest expense                                               (18,543)               (46)
      Other income                                                        --                 --
                                                             ---------------    ---------------
               Total other income (expenses)                         (17,594)               657
                                                             ---------------    ---------------
NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE & EXTRAORDINARY LOSS                        (823,701)        (1,021,207)

EXTRAORDINARY LOSS                                                        --                 --

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE                                                                 --                 --
                                                             ---------------    ---------------

NET LOSS                                                     $      (823,701)   $    (1,021,207)
                                                             ===============    ===============
OTHER COMPREHENSIVE (LOSS) GAIN
      Unrealized gain (loss) on marketable securities                395,007            (13,849)
                                                             ---------------    ---------------

COMPREHENSIVE LOSS                                                  (428,694)        (1,035,056)
                                                             ===============    ===============
Basic and diluted net loss before cumulative
effect of change in  accounting principle
available to common shareholder per common
share and extraordinary loss                                 $        (0.000)   $        (0.000)

Extraordinary loss                                                        --                 --

Cumulative effect of change in accounting principle                       --                 --
                                                             ---------------    ---------------
Basic and diluted net loss available to common shareholder
per common share                                             $        (0.000)   $        (0.000)
                                                             ===============    ===============
Basic and diluted weighted average common shares
  outstanding                                                  3,776,180,793      2,933,421,132
                                                             ===============    ===============

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

--------------------------------------------------------------------------------
F-3             See accompanying notes to the consolidated financial statements.

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
    FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004 AND FOR THE PERIOD
               FROM MAY 22, 1996 (INCEPTION) THROUGH JUNE 30, 2005
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                     May 22, 1996
                                                                                                      (Inception)
                                                                                                        Through
                                                                                                        June 30,
                                                                          2005            2004            2005
                                                                     ------------    ------------    ------------
Cash flows from operating activities:
     Net loss                                                        $ (1,405,281)   $ (2,038,016)   $(21,230,391)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Intrinsic value of conversion features                                --              --         610,603
         Write off of organization costs/goodwill                              --              --          63,020
         Extraordinary loss                                                    --              --         189,280
         Inventory write off                                                   --              --          29,293
         Amortization of discount on convertible notes and
           preferred stock                                                     --              --         295,209
         Loss (Gain) on marketable securities                                  --              --         127,928
         Loss on disposal of assets                                            --              --           3,520
         Issuance of common stock for services                                 --              --       6,504,726
         Issuance of Biomoda common stock and options for services             --              --         165,000
         Issuance of notes payable for services                                --              --          50,000
         Increase in excess of costs and earnings over billings
         on uncompleted contract                                               --              --      (2,050,000)
         Increase in allowance for loss on contract                            --              --       2,050,000
         Loss (Gain) on extinguishment of debt                                 --              --         556,088
         Interest accrued on convertible debentures                            --              --         309,504
         Interest earned on note receivable from stockholder and
           related parties                                                     --              --         (17,823)
         Depreciation and amortization                                     25,268         (44,852)        688,708
         Bad debt expense                                                      --              --          15,000
         Asset impairment                                                      --              --         592,884
         Other non-cash expenses                                               --              --          33,447
         Accrued interest                                                      --              --          30,667
     Changes in operating assets and liabilities:
         Decrease (Increase) in other current assets                      (13,411)          3,328         (25,624)
         Decrease in inventory                                                 --              --         (35,293)
         (Decrease) Increase in accounts payable and
            accrued expenses                                               47,306        (160,201)         73,246
                                                                     ------------    ------------    ------------

     Net cash used in operating activities                             (1,346,118)     (2,239,741)    (10,681,259)
                                                                     ------------    ------------    ------------
Cash flows from investing activities:
     Purchases of property and equipment                                   (3,780)             --        (521,860)
     Additions to Patent, trademark and license fee,
        net of extraordinary gain                                         (41,460)        (52,854)       (146,032)
     Proceeds from sale of property and equipment                              --          50,928          23,800
     Investment in Genomed                                                293,347        (956,343)       (606,653)
     Investment other                                                          --              --              --
     Investment in Biomoda, Inc.                                               --              --        (383,845)
     Proceeds from sale of Biomoda, Inc. stock                                 --              --          28,930
     Advances to Biomoda, Inc.                                                 --              --         (38,432)
     Advances from shareholders                                                --              --          14,009
     Sale of marketable securities                                             --              --         192,787
     Purchases of marketable securities                                        --         (20,302)       (645,334)
     Cash of variable entity on consolidation                                  --              --             155
     Decrease in certificates of deposit                                       --              --              --
     Increase in notes receivable                                          (3,033)        (28,500)        (52,612)
     Purchase of other assets                                                  --              --        (245,579)
                                                                     ------------    ------------    ------------

     Net cash used in investing activities                                245,074      (1,007,071)     (2,380,665)
                                                                     ------------    ------------    ------------

--------------------------------------------------------------------------------
F-4                       See accompanying notes to the financial statements.

                                                                                                     May 22, 1996
                                                                                                      (Inception)
                                                                                                        Through
                                                                                                        June 30,
                                                                          2005            2004            2005
                                                                     ------------    ------------    ------------
Cash flows from financing activities:
     Principal repayments on notes payable and
        capital leases                                                         --              --        (269,987)
     Proceeds from notes payable                                               --              --         622,776
     Issuance of common stock for cash                                    714,350       1,303,250      12,038,068
     Issuance of Biomoda common stock for cash                                 --              --          60,000
     (Increase) decrease in note receivable stockholder                    17,212              --          11,790
     Repayment for advances from officer                                  (15,000)             --         (15,000)
     Proceeds from sale of treasury stock                                      --              --         225,419
     Purchase of treasury stock                                            (1,752)         (6,543)       (260,129)
     Proceeds from issuance of convertible debt                                --              --       1,270,965
     Principal repayments on convertible debt                             (21,223)       (492,820)       (416,783)
                                                                     ------------    ------------    ------------

     Net cash provided by financing activities                            693,587         803,887      13,267,119
                                                                     ------------    ------------    ------------
Net (decrease) increase in cash                                          (407,457)     (2,442,925)        205,195

Cash at beginning of period                                               612,652       3,964,609              --
                                                                     ------------    ------------    ------------

Cash at end of period                                                $    205,195    $  1,521,684    $    205,195
                                                                     ============    ============    ============
Supplemental disclosure of cash flow
   information --
   Cash paid during the year for:
         Interest                                                    $         --    $         --
                                                                                     ============
         Income taxes                                                $         --    $         --
                                                                                     ============

--------------------------------------------------------------------------------
F-5                       See accompanying notes to the financial statements.

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

MANAGEMENTS' REPRESENTATION:

The management of Advanced Optics Electronics, Inc. (the "Company") without audit has prepared the condensed consolidated financial statements included herein. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of management, all adjustments considered necessary for fair presentation of the condensed financial statements have been included and were of a normal recurring nature, and the accompanying condensed consolidated financial statements present fairly the financial position as of June 30, 2005, the results of operations and cash flows for the six month periods ended June 30, 2005 and 2004 and the results of operations for the three month periods ended June 30, 2005 and 2004.

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

The Company's research and development work have not completed the initial product. Completion of the product is now expected in the latter half of 2005. Because of the lack of anticipated revenues in 2005, the Company has taken excess cash funds and invested these in what they deem to be a sound investment in Genomed that may produce additional funds and gains to the company in 2005. These funds and gains would then be used for additional product development and administrative expenses in the initial production stage of the product.

In 2002, the Company's Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO")

--------------------------------------------------------------------------------
F-6

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

replaced Biomoda's management team, effecting a change in control. The Company also owns approximately 16% of Biomoda's outstanding common stock. In 2003, the CEO and the CFO each acquired 7.27% of the outstanding common stock of Biomoda. On August 13, 2003, Biomoda formed a 100% owned subsidiary known as Biomoda Holdings, Inc., a Nevada corporation, for the purpose of research, development, production and marketing of medical and biomedical products. As of December 31, 2004, the Company owned approximately 1,132,000 or 15.9% of the 7,117,000 outstanding shares of Biomoda. In addition, two of the Company's officers own approximately 12%, collectively, of Biomoda's outstanding shares. Further, the Company subleases office space and lab equipment to Biomoda and two of the Company's officers are also officers of Biomoda. The Company has been the sole source of funding to Biomoda since 2002 through advances made under a line of credit agreement. The Company is considered the primary beneficiary as it stands to absorb the majority of Biomoda's, called herein as the variable interest entity, expected losses. Since Biomoda and the Company are considered entities under common control for accounting purposes, the Company measures the assets and liabilities of Biomoda at their carrying amounts in consolidation. (Note 7)

Biomoda's primary focus is on early cancer detection technology. Its novel cell-targeting technology is globally patented for the detection of pre-cancerous and cancerous conditions in all human tissue. This technology, based on a compound called Tetrakis Carboxy Phenyl Porphine (TCPP), was developed at St. Mary's hospital in Colorado and Los Alamos National Laboratories. Biomoda obtained a worldwide exclusive license to the TCPP technology from the University of California in late 1995, and began new research broadening the scope of the original patent and technology. In November 2000, Biomoda filed a new U.S. provisional patent application defining the ability of its version of the TCPP to detect pre-cancerous and cancerous conditions in all human tissue. Biomoda began the commercialization process by trade marking the technology as CyPath. Management expects to continue assay validation work and register its product with the FDA in 2005. There are several business models, product types and regulatory routes that Biomoda is evaluating including: licensing, ASR, 510K, PMA and IVD kits. Biomoda is evaluating several cancers with a focus on large markets that are in the need of the most immediate diagnostic support. These include: lung, bladder and cervical.

Principles of Consolidation
---------------------------

The consolidated financial statements include accounts of the Company and the accounts of the variable interest entity, Biomoda, Inc. (Note 5). All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates
----------------

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2005, the Company has accumulated deficit of $21,230,391. The Company's total assets exceeded the total liabilities by $1,269,004. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

--------------------------------------------------------------------------------
F-8

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

On January 8, 2004, the Company entered into a Stock Sale Agreement (the "Agreement") with GenoMed, Inc., a Florida corporation ("GenoMed") whereby the Company purchased approximately 33,300,000 shares of restricted common stock of GenoMed for $900,000 in cash, representing approximately 17.9% of the total outstanding shares of GenoMed immediately after the execution of the Agreement. The Company has accounted for this investment under the cost method as it cannot exercise significant influence over the operating and financial policies of GenoMed. As of January and February, 2005, these shares become free trading shares. At June 30, 2005, the Company held approximately 19,392,821 of these shares.

Following is a summary of marketable securities classified as available for sale as of June 30, 2005:

                                    COST BASIS    FAIR VALUE    UNREALIZED GAIN
                                    -----------   -----------   ---------------
Marketable securities-Common stock  $   523,121   $ 1,357,497   $       834,376

Available-for-sale securities consist of securities in GenoMed and are carried at fair value with the unrealized gain or loss, net of tax, reported in accumulated other comprehensive income. The fair value of marketable securities was determined based on available market information. During the six months ended June 30, 2005, the Company transferred 14,471,409 shares valued at approximately $390,366 to consultants in exchange for services.

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

The Company did not grant any option during the six month periods ended June 30, 2005 and 2004.

Comprehensive Income
--------------------

The Company reports comprehensive income in accordance with SFAS No. 130, "REPORTING COMPREHENSIVE INCOME." SFAS 130 establishes standards for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized holding gains and losses, net of related tax effects, on available for sale securities to be included in comprehensive income until realized.

Reporting Segments
------------------

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

Advanced Optics has been the sole source of funding to Biomoda since 2002 through advances made under a line of credit agreement. Such advances totaled $1,261,869 at June 30, 2005. Advanced Optics is considered the primary beneficiary as it stands to absorb the majority of the VIE's expected losses.

--------------------------------------------------------------------------------
F-10

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Advanced Optics owns 16% of Biomoda and its officers own 12% of Biomoda. The note between the companies is over 70% of liabilities and six times the total assets of Biomoda.

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

     Per FIN 46 (R), Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, which replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, addresses consolidation by business enterprises of variable interest entities, which have one or more of the following characteristics:

     1. The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders.

     2. The equity investors lack one or more of the following essential characteristics of a controlling financial interest:

     a. The direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights

     b. The obligation to absorb the expected losses of the entity

     c. The right to receive the expected residual returns of the entity.

     3. The equity investors have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.

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

3. PATENTS

Biomoda has entered into license agreements with a major university and national laboratory to obtain rights for the purpose of developing, manufacturing, and selling products using its patented technologies. Under such agreement, Biomoda will pay royalties at varying rates based upon the level of revenues from licensed products. The agreement continues as long as any licensed patents remain in force. Biomoda has not incurred any royalty expense during the period from January 3, 1990 (inception) to June 30, 2005. Biomoda also pays an annual fee in the amount of $15,000 to renew such license agreement. As of June 30, 2005, Biomoda was in full compliance with the provisions of this agreement. All patent costs are held in Biomoda. The gross carrying amount is $273,830 and accumulated amortization is $63,589. Amortization expense for the Company's current amortizable intangible assets over the next five fiscal years is estimated to be: 2006 $16,814; 2007 $16,814; 2008 $16,814; 2009 $16,814; 2010
$16,814.

Biomoda has entered into a license agreement with the University of California to license three patents related to TCCP. As provided in the license agreement and its amendments, US Patents No. 5,162,231 and No. 5,391,547 are licensed by the University to Biomoda. The license agreement is in good standing and there are no defaults of the license provisions.

Biomoda, Inc. has been awarded US Patent No. 6,838,248. The company is also applying for one CIP and one Divisional Patent.

The following table provides further outlines on the key referenced patents:

--------------------------------------------------------------------------------
F-12

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
   COUNTRY                       TITLE                    PATENT NO.      ISSUE DATE            EXPIRATION DATE
===============================================================================================================
     US      COMPOSITIONS AND METHODS OF                   6,838,248     1/4/05                     1/4/22
             DETECTING PRE-CANCEROUS
             CONDITIONS IN CELL AND TISSUE                 Application was filed for
             SAMPLES USING 5,10,15,20 - TETRAKIS           Continuation In Part addtional
            {CARBOXYPHENYL} PORPHINE                       patent.
---------------------------------------------------------------------------------------------------------------
     US      METHOD USING 5,10,15,20 - TETRAKIS            5,162,231    11/10/1992                 11/10/2009
            {R-CARBOXYPHENYL} PORPHINE FOR
             DETECTING CANCERS OF THE LUNG
---------------------------------------------------------------------------------------------------------------
     US      METHOD USING 5,10,15,20 - TETRAKIS            5,391,547     2/21/1995                 2/21/2012
            {R-CARBOXYPHENYL} PORPHINE FOR
             TREATING CANCERS OF THE LUNG
---------------------------------------------------------------------------------------------------------------

Biomoda has received foreign patents in sixteen countries protecting U.S. Patents No. 5,162,231 and No. 5,391,547, noted above in table. These patents have been issued in Austria, Belgium, Denmark, France, Germany, Italy, Netherlands, Spain, Sweden, Australia, Brazil, Canada, Japan, Korea, Russia, and the United Kingdom and are effective until 6/17/2011.

4. NOTES RECEIVABLE

Notes Receivable consists of the following at June 30, 2005

   Notes receivable bearing a 7% and will mature on March 2005         $27,709
   Notes receivable bearing a 6.5% and will mature on December 2005    $24,903
                                                                       -------
           Total                                                       $52,612
                                                                       =======

5. VARIABLE INTEREST ENTITY-BIOMODA, INC.

At June 30, 2005, the Company owned approximately 1,132,000 or 15.8% of the 7,147,000 outstanding shares of Biomoda, Inc. ("Biomoda"), a development stage company involved in the development of technology for the early detection of lung cancer. In addition, two of the Company's officers own approximately 12%, collectively, of Biomoda's outstanding shares. Further, the Company subleases office space and lab equipment to Biomoda and two of the Company's officers are also officers of Biomoda. Finally, the Company has been the sole source of funding to Biomoda since 2002 through advances made under a line of credit agreement. Such advances totaled $1,194,584 at June 30, 2005 and the Company has recorded interest income on advances of $67,285. These amounts have been eliminated in consolidation. The Company is considered the primary beneficiary as it stands to absorb the majority of the VIE's expected losses. Since Biomoda and the Company are considered entities under common control, the Company measures the assets and liabilities of Biomoda at their carrying amounts in consolidation.

--------------------------------------------------------------------------------
F-13

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

As of June 30, 2005, the Company has consolidated Biomoda's balance sheet and its results of the operations for the quarter then ended in the accompanying financial statements. Biomoda has a stockholders' deficit at June 30, 2005. General creditors of Biomoda have no recourse against the Company. From inception through June 30, 2005, Biomoda has generated no revenues

In 2005, Biomoda anticipates being able to raise its own funds in the public equity market. In this case, Biomoda may be able to sustain its own operations, repay its obligation to the Company, and hire its own officers. In such case, the Company may no longer be considered the primary beneficiary and the results of Biomoda may be deconsolidated. There can be no assurance that Biomoda will be able to raise sufficient funds to repay its obligation to the Company and become self-sustaining in its operations.

6. RELATED PARTY TRANSACTIONS

Notes Receivable - Officer
--------------------------

As of June 30, 2005 and 2004, the Company has net advances to an officer approximating $67,300. The advances accrue interest at rates ranging from 5% to 6% (interest income was insignificant for the six months ended June 30, 2005 and 2004) and are due on demand. As these notes receivable are with the shareholder and a Company officer, the Company has classified these amounts as a decrease to stockholders' equity at June 30, 2005.

Advances From Officer
---------------------

As of June 30, 2005, the Company has advances from an officer of $74,710. This is due on demand and non interest bearing. The Company paid $25,000 during the six months ended June 30, 2005.

Advances From Stockholders
--------------------------

As of June 30, 2005, the Company had advances of approximately $152,000 payable to two of its stockholders. Such advances historically bore interest at 10% per annum. No interest expense related to such advances for the six month period ended June, 2004 was recorded. Interest expense was approximately $17,000 and $140,000 for the six month period ended June 30, 2005 and for the period from inception through June 30, 2005, respectively.

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

On November 7, 2000, the Company entered into an agreement that modified outstanding convertible preferred agreements. The new agreement resulted in the exchange of outstanding preferred stock for the Company's 7.5% convertible debentures and other consideration. The total amount of the convertible debentures approximated $741,000, including $31,000 of interest. The debentures are convertible into shares of common stock at the lesser of the stock's closing price on March 8, 2000 and 77.5% of the average of the five lowest closing bid prices for 20 days before November 2, 2000. The intrinsic value of the conversion feature was estimated to be approximately $228,000, which was immediately charged to expense. The convertible debentures also include detachable warrants for the purchase of 71,000 shares of common stock, which value was insignificant. The principal balance of the convertible debentures at June 30, 2005 amounts to $81,754.

8. STOCKHOLDERS' EQUITY

Common Stock
------------

During the six months ended June 30, 2005, the Company issued 884,000,000 shares of common stock for cash, which were valued at approximately $693,000.

During the six months ended June 30, 2005, the Company issued 21,000,000 shares of common stock for its convertible debentures. Conversion price per share shall be the lesser of 75% of the average of the three lowest closing bid prices during the 30 trading days prior to but not including the issue date of the debentures and 80% of the average of the three lowest closing bid prices during the 90 trading days immediately prior to but not including the conversion date, which is approximately $0.01 per share. These shares were valued at approximately $21,000.

During the six months ended June 30, 2004, the Company sold 39,800,000 shares of common stock for approximately $455,000 in cash or approximately $0.01 per share.

--------------------------------------------------------------------------------
F-15

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

During the six months ended June 30, 2004, the Company issued 19,800,000 shares of common stock for services, which were valued at approximately $210,000 (based on the closing market price on the date of grant, which approximated $0.01 per share). The Company recorded such amounts in the accompanying statement of operations.

During the six months ended June 30, 2004, in accordance with the applicable convertible debentures agreement, the Company issued 103,000,000 shares of common stock at conversion prices of less than $0.01 in connection with the conversion of notes payable approximating $505,000, including approximately $160,000 of accrued interest.

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

The following is a status of the stock options outstanding for the six month periods ended June 30, 2005 and 2004

                                        Six Months Ended                      Six Months Ended
                                          June 30, 2005                         June 30, 2004
                                ---------------------------------     ---------------------------------
                                                      Weighted                               Weighted
                                                      Average                                Average
                                   Options             Price             Options              Price
                                --------------      ------------      --------------       ------------
Outstanding, beginning of year         400,000             $0.02           3,175,000              $0.23
Granted                                     --                --                  --                 --
Exercised                                   --                --                  --                 --
Cancelled/Terminated                        --                --                  --                 --
                                --------------      ------------      --------------       ------------
Outstanding and exercisable            400,000             $0.02           3,175,000              $0.23
                                ==============      ============      ==============       ============
Weighted average fair value
of options granted                                                                                $0.23
                                                                                           ============

--------------------------------------------------------------------------------
F-16

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The following table summarizes information related to stock options outstanding at June 30, 2005:

                                      Options Outstanding                             Options Exercisable
                        -------------------------------------------------        ----------------------------
                                           Weighted
                                            Average           Weighted                              Weighted
                                           Remaining          Average                                Average
                                          Contractual         Exercise                              Exercise
  Exercise Price           Number        Life (Years)          Price                 Number           Price
-------------------     -------------------------------------------------------------------------------------
      $0.02                   400,000         1.04               $  0.02             400,000          $  0.02
                        -------------                       ------------         --------------     ---------
-------------------     -------------------------------------------------------------------------------------

There were no stock options granted during the six month periods ended 2005 and 2004.

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

The following represents a summary of warrants outstanding for the six month periods ended June 30, 2005 and 2004:

                                                    Six Months Ended                       Six Months Ended
                                                     June 30, 2008                           June 30, 2004
                                           -----------------------------------    ----------------------------------
                                                                  Weighted                              Weighted
                                              Warrants         Average Price         Warrants         Average Price
                                           ---------------     --------------     --------------     ---------------
Outstanding, beginning of year                   4,796,000              $0.10          8,646,000               $0.09
Granted                                                 --                 --                 --                  --
Exercised                                               --                 --                 --                  --
Cancelled/Terminated                              (55,000)               1.62                 --                  --
                                           ---------------     --------------     --------------     ---------------
Outstanding and exercisable                      4,741,000              $0.10          8,646,000               $0.09
                                           ===============     ==============     ==============     ===============
Weighted average fair value
of warrants granted                                                                                            $0.09
                                                                                                     ===============

--------------------------------------------------------------------------------
F-17

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The following table summarizes information related to warrants outstanding at June 30, 2005:

                                      Warrants Outstanding                            Warrants Exercisable
                        -------------------------------------------------        ------------------------------
                                           Weighted
                                            Average            Weighted                               Weighted
                                           Remaining           Average                                 Average
                                          Contractual          Exercise                               Exercise
  Exercise Price             Number       Life (Years)          Price                 Number            Price
-------------------     ---------------------------------------------------------------------------------------
      $0.02                 3,250,000         0.79             $  0.02              3,250,000         $  0.02
  $0.34 - $0.43             1,491,000         1.97                0.22              1,491,000            0.22
                        -------------                          -------           ------------         -------
                            4,741,000                          $  0.10              4,741,000         $  0.10
-------------------     ---------------------------------------------------------------------------------------

There were no warrants issued during the six month periods ended June 30, 2004 and 2005.

9. SEGMENTS AND MAJOR CUSTOMERS

The Company has two reportable segments consisting of (1) producing and selling large-scale flat panel displays for outdoor advertising billboards and its color identifier for the vision impared; (2) early cancer detection technology. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The following is information for the Company's reportable segments for the six months ended June 30 (in thousands):

                                                 2005                                               2004
                            ----------------------------------------------      ----------------------------------------------
                             ADOT         Biomoda   Unallocated     Total         ADOT         Biomoda   Unallocated     Total
                            ----------------------------------------------      ----------------------------------------------
Revenue                     $   --        $   --       $ --        $   --        $   --        $   --       $ --        $   --
Loss on Operations           1,165           234         --         1,390         1,677           372         --         2,046
Depreciation
    and amortization            16             9         --            25            --             7         --             7
Interest expense                 2            47         --            25            10            13         --            10
Capital expenditure              4            41         --            45            --             2         --             2
Net Loss                    $1,096        $  282       $ --        $1,405        $1,720        $  382       $ --        $2,056

10. EARNINGS PER SHARE

Earnings per share for the six month and three month periods ended June 30, 2005 and 2004 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Stocks to be issued are regarded as common stock equivalents and are considered in diluted earnings per share calculations.

--------------------------------------------------------------------------------
F-18

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

We expect our principal source of revenue to be derived from sales of our electronic display product. To date we have not recognized any revenue, but we have developed a functioning prototype and we anticipate completion of our first sign by the end of 2005. The Company has set the price for its units at $395,000 and $1,490,000 respectively for its 2 meter x 3 meter and its 3 meter x 8 meter flat panel displays.

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

Our operating expenses have increased significantly since our inception. This is due to increased engineering and management staff and investments in operating infrastructure. Since our inception we have incurred significant losses and, as of June 30, 2005, had a deficit accumulated during the development stage of $21,230,391.

BIOMODA, INC.

Beginning with the 2004 10-KSB, the Company has consolidated the financial statements of Advanced Optics Electronics, Inc with the financial statements of Biomoda, Inc.. This has been done in order to comply with FIN 46, a pronouncement that became effective December 15, 2004. The nature of Biomoda's business is substantially different from that of Advanced Optics Electronics, Inc.. The following is a discussion of Biomoda's results of operations, financial condition and liquidity. More information about Biomoda is available in Biomoda's 2004 10-KSB which is accessible from the SEC website. The SEC website (HTTP://WWW.SEC.GOV) contains reports and information statements and other information regarding Biomoda and other companies that file materials with the SEC electronically.

Biomoda's initial product is a diagnostic test for lung cancer that will be performed out of body by using a sputum sample from the patient. This test does not require any invasive sample taking. The sample will be sent to a clinical lab where a procedure will be performed to determine the presence, or lack, of lung cancer or precancerous cells. This diagnostic test can be used for other cell samples and Biomoda intends to create and market products to diagnose and screen for other prevalent cancers such as cervical, bladder, and colorectal. Biomoda has determined that its initial markets will be among the developed nations of Europe and North America and Japan. This has been determined on the basis of available healthcare delivery and payer infrastructure. Japan is leading the world in this area and has instituted a nationwide lung cancer-screening program.

Management of Biomoda expects to continue assay validation work and seek to register its product with the FDA in 2005. There are several business models, product types and regulatory routes that Biomoda is evaluating including: ASR, 510K, PMA and IVD kits:

ASR: This is the FDA designation for Analyte Specific Reagent. There are generally two classes: Class I & Class II. Class I is considered to the lowest risk. Biomoda's ASR product is a Class I and only requires registration and meeting the FDA standards. This product is viewed as a component for a assay developed in-house by Medical Reference Laboratories.

510K: This is the FDA designation for approvals that are based on "Substantial Equivalence" with previously approved products and does require approval prior to marketing. There are generally three classes: Class I, Class II, & Class III. Depending on the indication established with the FDA, Biomoda's product will either be Class I or Class II, if Biomoda proceeds with this product approval route. This product will be a kit developed to determine the presence of abnormal cells in a body fluid sample.

PMA: This is the FDA designation for approvals for new product indications (no Substantial Equivalence) and does require approval prior to marketing. There are generally two classes: Class II, & Class III. If Biomoda proceeds with this approval route, Biomoda's expects this product to be Class III due to indication of diagnostic for a specific cancer.

IVD: This is an industry designation for In Vitro Diagnostic. Products in the industry are either reagents or kits. Kits include the key components required to conduct the assay for the specific indication stated in the package insert. Reagents are single components used in assays developed by a Reference Labs. The lab will be required to have met the FDA CLIA (current Clinical Laboratory Improvement Act) regulations to market a diagnostic.

Biomoda is evaluating several cancers with a focus on large markets that are in need of the most immediate diagnostic support. These include: lung, bladder and cervical.

Our products are subject to FDA registration or approval and to post-approval FDA reporting requirements.

Costs in complying with regulatory and legislative matters such as the Clinical Laboratory Improvement Amendment of 1988 (CLIA), which regulates the quality and reliability of medical testing in the U.S., adverse changes in zoning laws, tax laws, or other laws affecting the medical and diagnostic industry may prove to be a major obstacle, both in respect of time and costs, in our research and development.

The timing of regulatory filings and approvals, if any, for the Company's products are made less certain by the Company's strategy of seeking one or more collaborative arrangements with development and marketing partners, which may require that a collaborative partner be responsible for seeking and obtaining regulatory approvals either in foreign countries or in the U.S. Biomoda intends to market its products throughout the world. There are numerous regulatory agencies that regulate the sale of diagnostic and therapeutic products, and these agencies may be affected or influenced by criteria materially different than those of the FDA. The sale of Biomoda's products may be materially affected by the policies of these regulatory agencies or the domestic politics of the countries involved. Biomoda has not applied for and does not now have the approval of any foreign country to sell its products for diagnostic or therapeutic use.

Biomoda's lung cancer product validation is projected to be complete by year-end and a contract manufacturing relationship is projected to be established by year-end. Based on these benchmarks, ASR registration and product listing can be completed by that time also. At that juncture reagent sales can begin. This is estimated to cost an additional $500,000.

Class I/II 510K can be completed as judged appropriate for the business and will require approximately 6 to 9 months effort to prepare documentation and receive FDA approval. During that time kit manufacturing can be initiated. Partial funding will be provided from reagent sales revenue. It is estimated additional funding of $300,000 will be required.

PMA will require clinical studies to be completed and will be initiated when it is viewed as appropriate for the business. This will require on the order of 18 months to plan, execute, and document. During that time kit manufacturing can be initiated. FDA approval will require 6 to 9 months. Partial funding will be provided from reagent sales. It is estimated additional funding of $2 million will be required

Biomoda's current intention regarding regulatory strategy, is to initiate product introductions via an ASR registration and potentially migrate up the regulatory spectrum as markets require.

RESULTS OF OPERATIONS

The Company is currently in the process of final assembly, testing and system integration of approximately 1500 of its display subassemblies. This will create a 2 meter by 3 meter display. It is anticipated that this work can be completed in the third quarter of 2005. The company currently employs four full-time electronic technicians and a supervisor working specifically on this project. Additional research and development is anticipated and planned in electrical and mechanical realms. These include but are not limited to: power systems and distribution, heat dissipation, and weatherproofing.

The Company expects its display product to be finalized and ready for market in the fourth quarter of 2005.

The Company hired a full time controller in 2005 in order to support our efforts in meeting new reporting requirements. The Company has hired two additional technicians in 2005. There are no explicit plans to hire additional personnel at this time but, from time to time, the Company expects to hire additional personnel in order to carry out its business strategy.

Comparison of the Six and Three-month Periods Ended June 30, 2005 and 2004
--------------------------------------------------------------------------

Research and development expenses consist primarily of personnel expenses and consulting fees associated with the development and enhancement of our flat panel displays. These expenses decreased to $30,229 in the second quarter of 2005 from $231,957 in the same period of 2004 and decreased to $38,949 from $471,299 for the year to date from 2004 to 2005. This significant change is the result of reclassifying Biomoda's payroll costs as a separate item in 2005 and the substantial completion of design engineering activity for the panel display. Continued investment in product development is critical to attaining our strategic objectives and, as such, we expect product development expenses to increase significantly in future periods. We expense product development costs as they are incurred.

General and administrative expenses consist of expenses for facilities, professional services, travel, general corporate activities, and depreciation and amortization of equipment and leasehold improvements. General and administrative and payroll costs increased to approximately $737,000 in the second quarter of 2005 from $716,000 in the second quarter of 2004 and decreased to $1,298,000 in 2005 from $1,418,000 in 2004, year to date. Considering the payroll reclassification, the reduction is in general and administrative costs, primarily in various types of consulting, public relations and legal expense. We expect general and administrative costs to increase in the future as our business prospects develop and we will require more staff. The costs associated with being a publicly traded company and potential future strategic acquisitions will also be a contributing factor to increases in this expense.

BIOMODA, INC.

Biomoda's plan of operation for the next twelve months is to verify and refine its assay, design their kit, prepare for clinical studies, and initiate a dialogue with the FDA relative to their approval submission. Biomoda, Inc. is relying on a bridge financing arrangement with Advanced Optics Electronics, Inc., and also intends to raise additional funds from its effective Form SB-2 Registration Statement during the next six months. Biomoda is currently leasing Laboratory equipment from Advanced Optics Electronics, Inc. on a month to month basis and intends to purchase this equipment when adequate funds are raised.

Biomoda has recorded no revenue from its inception through June 30, 2005. The accumulated deficit is $2,758,317. In 2005, the net loss was $281,828 and since inception, it is $2,758,317. The loss from operations was $234,438 in 2005 and
$2,570,732  since  inception.   Most  of  its
expense is related to product development. Product development expenses consist primarily of personnel expenses, consulting fees and lab expenses. Research development and technical costs were $148,534 in 2005 and $1,569,234 since inception. Biomoda believes, however, that continued investment in product development is critical to attaining its strategic objectives and, as a result, expect product development expenses to increase significantly in future periods. Biomoda expenses product development costs as they are incurred.

General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel and general corporate activities. General and administrative costs were $63,385 in 2005 and $396,312 since inception. Biomoda expects general and administrative costs to increase in the future as its business matures and develops.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through the private placement of equity securities and the issuance of convertible debentures. As of June 30, 2005, we have raised such net proceeds of approximately $22,000,000.

The cash balance at June 30, 2005 of $205,195 represents an estimated two months of future cash operating expenses.

We have also utilized equipment loans and capital lease financing. As of June 30, 2005 the only debt financing is a Convertible debenture in the approximate amount of $83,000 (including accrued interest) that we intend to pay off in its entirety in 2005.

The Company's holding in Biomoda, Inc ("Biomoda") may provide additional liquidity. The Company's direct ownership of Biomoda, as of June 30, 2005 was approximately 15.9%. Two officers of ADOT are also securities holders of Biomoda in addition to the ADOT ownership. Biomoda filed an SB-2 registration statement with the Securities and Exchange Commission, which was declared effective February 11, 2003 offering 6,000,000 shares at $3.00 per share (for an aggregate offering of $18,000,000). It is anticipated that a public market for Biomoda's securities will be established in 2005 at the revised price. Because a market for Biomoda's shares has not been established, the potential value of the Company's investment cannot be measured. Consequently, there can be no assurance that if the Company were to sell such investment that it would be able to on terms favorable to the Company or for the initial offering price. Factors such as dilution and a lack of a market may be encountered.

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

During the first six months of 2004, we purchased 33,300,000 restricted shares under Rule 144 of Genomed, Inc., which represents approximately 17.6% of the outstanding shares of Genomed, Inc. At June 30, 2005, the Company held 19,392,821 shares. Genomed is a publicly traded biotech company working in genomics based disease management.

The investment in Genomed was made as an interim cash management decision. Management's opinion is that the investment represented the potential to increase the resources the Company has to fund ongoing operations. The Company made this decision based on its determination that Genomed has very promising technology and prospects. The company intends to liquidate its investment over time in order to fund its core operations.

GenoMed uses medical genomics to improve patient outcomes. GenoMed is working to translate knowledge of medical genomics--the study of which genes cause disease--into clinical practice.

During the six months ended June 30, 2005, approximately $4,000 was spent for the purchase of computers and software and approximately $41,000 for patent development. Research and development expenditures were approximately $39,000 in the first half of 2005. Funds for operations, research and development and capital expenditures were provided from the sale of securities and cash reserves.

MARKETABLE SECURITIES PORTFOLIO

As of June 30, 2005, the Company had a marketable securities portfolio valued at $1,357,497. The Company's monthly burn-rate, the amount of money spent each month, is approximately $170,000. This represents approximately 12 months of operating funds. The Company is actively pursuing potential financing options as it looks to secure additional funds to both stabilize and grow its business operations. Management will review any financing options at its disposal and will judge each potential source of funds on its individual merits. There can be no assurance that the Company will be able to secure additional funds from debt or equity financing, or if it can, that it will be on terms favorable to the Company or existing stockholders.

There are no expected purchases or sales of significant equipment.

Management believes that inflation has not had a material effect on the Company's results of operations.

BIOMODA, INC.

Biomoda's total assets are $256,390 at June 30, 2005. Of this, $240,241 is patent costs, net of accumulated amortization of $63,589. Its liabilities of 1,360,646 primarily consist of its debt to Advanced Optics of $1,261,869 and advances from shareholders of $152,200. Stockholders' deficit as of June 30, 2005 is $2,780,413.

In 2005, pursuant to a registration statement on Form SB-2 (the "Registration Statement") under the Securities Act of 1933, as amended, Biomoda is offering for sale up to 6,000,000 shares of its common stock at a price of $3 per share. The Registration Statement was declared effective on February 11, 2005. The Offering will terminate on the earlier of February 11, 2008 or the date on which the maximum number of shares have been sold.

Since inception, Biomoda has funded operations primarily through private placement of equity securities to third parties and to ADOT and loans from Advanced Optics Electronics, Inc. As of

June 30, 2004 it had raised net proceeds of approximately $2,175,199, of which approximately $363,845 was invested and or loaned by ADOT in 1998. On May 1, 2002, Biomoda entered into a line of credit agreement (the "Agreement") with Advanced Optics Electronics, Inc., an affiliated entity, ("Advanced Optics") with an annual interest rate of 5%. On May 1, 2003 the agreement was extended.

Biomoda had negative cash flows of $1,178 for the six months ended June 30, 2005 resulting from $246,421 used in Biomoda's operating activities, $41,461 used in Biomoda's investing activities and $259,572 of cash provided by financing activities. Cash used in operating activities of $246,421 for the six months ended June 30, 2005 was primarily due to $253,486 in operating expenses, of which $63,385 is General and Administrative, $148,534 is Research and Development and $13,256 is professional fees. Cash used in investing activities of $77,922 for the period was solely due to payments for patents and intangibles. Cash provided by financing activities of $259,572 for the six months was due to the proceeds from a line of credit from Advanced Optics

Biomoda has been in the development stage since it began operations on January 3, 1990 and has not generated any revenues from operations and there is no assurance of any future revenues. As of December 31, 2004, Biomoda had accumulated deficit of approximately $2,758,000 and a working capital deficit of approximately $1,651,000. In addition, Biomoda did not generate any cash from operations and had no cash reserve dedicated to fund expenditures. These factors create an uncertainty as to Biomoda's ability to continue as a going concern.

                         ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within 90 days prior to filing the Company's June 30, 2005 Form 10-QSB. Based upon that evaluation, the CEO and CFO concluded that, as of March 31, 2005, the Company's disclosure controls and procedures were of limited effectiveness.

CHANGES IN CONTROLS AND PROCEDURES

There were no significant changes made in our internal controls over financial reporting during the six months ended June 30, 2005 that have materially affected or are reasonably likely to materially affect these controls. The Company, however, is evaluating changes to its existing controls or adding controls to improve the design effectiveness of its system.

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

Item 2.  Changes in securities

Common Stock

As of June  30,  2005,  the  status  of the  common  stock of the  Company  was:
5,000,000,000 shares authorized and 4,273,136,349 shares issued and outstanding.

During the six month period ended June 30, 2005, the Company issued 884,000,000 shares for cash of approximately $693,000 and 21,000,000 shares of common stock for debentures in the approximate amount of $21,122.

Item 3.  Defaults upon senior securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company's security holders during the second quarter of 2005.

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

Dated:    August 13, 2005

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