Form 10KSB/A
period 2004-12-31
ADVANCED OPTICS ELECTRONICS INC
filed 2005-10-27
CIK 1020657

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A


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

ITEM 2. DESCRIPTION OF PROPERTY

The company leases its headquarters facility of 7,500 square feet at 8301 Washington NE, Suite 5 in Albuquerque, New Mexico. This includes the executive offices, research and development facility and manufacturing plant, approximately 500 square feet of which is sublet to Biomoda, Inc. The facility is in good condition with no material defects or deferred maintenance. The facility is leased from unaffiliated third parties under a lease that is currently on month to month status.
                                                                               9

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

                                Common Stock Bid
                                ----------------
                                              High          Low
-----------------------------------------------------------------
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

Equity Compensation Plans
-------------------------

------------------------------------------------------------------------------------------------------------------
                                             EQUITY COMPENSATION PLANS
------------------------------------------------------------------------------------------------------------------
Plan Category           Number of Securities to   Weighted-Average           Remaining available for future
                        be issued upon exercise   Exercise Price of          issuance under equity compensation
                        of outstanding Options,   outstanding Options,       plans (excluding securities reflected
                        Warrants and Rights (#)   Warrants and Rights  ($)   in column (A))  (#)
------------------------------------------------------------------------------------------------------------------
Equity Compensation       400,000                 $0.02                      9,600,000
Plans approved by
security holders
------------------------------------------------------------------------------------------------------------------
Equity Compensation     4,121,000                 $0.10                      N/A
Plans not approved by
security holders
------------------------------------------------------------------------------------------------------------------
Total                   4,521,000                                            9,600,000
------------------------------------------------------------------------------------------------------------------

ITEM 6.  MANAGEMENT DISCUSSION AND ANALYSIS

BIOMODA, INC.


Beginning with the 2004 10-KSB, the Company has consolidated its financial statements with Biomoda, Inc.'s (Biomoda) This has been done in order to comply with FIN 46, a pronouncement that became effective December 15, 2004. The nature of Biomoda's business is substantially different from that of Advanced Optics Electronics, Inc.. The following is a discussion of Biomoda's results of operations, financial condition and liquidity. More information about Biomoda is available in Biomoda's 2004 10-KSB which is accessible from the SEC website. The SEC website (HTTP://WWW.SEC.GOV) contains reports and information statements and other information regarding Biomoda and other companies that file materials with the SEC electronically.

Biomoda's plan of operation for the next twelve months is to verify and refine its assay, design its kit, prepare for clinical studies, and initiate a dialogue with the FDA relative to our approval submission. Biomoda is relying on a bridge financing arrangement with Advanced Optics Electronics, Inc., an affiliated public company, and also intends to raise additional funds from its effective Form SB-2 Registration Statement during the next six months. Biomoda is currently leasing Laboratory equipment from Advanced Optics Electronics, Inc. on a month to month basis and intends to purchase this equipment when adequate funds are raised. Its initial product is a diagnostic test for lung cancer that will be performed out of body by using a sputum sample from the patient. The test does not require any invasive sample taking. The sample will be sent to a clinical lab where a procedure will be performed to determine the presence, or not, of lung cancer or precancerous cells. The diagnostic test can be used for other cell samples and the intent is to create and market products to diagnose and screen for other prevalent cancers such as cervical, bladder, and colorectal. Management has determined that the initial markets will be among the developed nations of Europe, and North America and Japan. This has been determined on the basis of available healthcare delivery and payer infrastructure. Japan is leading the world, in this area, and has instituted a nationwide lung cancer-screening program.

Since inception, Biomoda has funded operations primarily through private placement of equity securities to third parties and to ADOT and loans from Advanced Optics Electronics, Inc. As of December 31, 2004 it had raised net proceeds of approximately $2,175,199, of which approximately $363,845 was invested and or loaned by ADOT in 1998. On May 1, 2002, Biomoda entered into a line of credit agreement (the "Agreement") with Advanced Optics Electronics, Inc., an affiliated entity, ("Advanced Optics") with an annual interest rate of 5%. On May 1, 2003 the agreement was extended.

Biomoda had negative cash flows of $3,387 for the year ended December 31, 2004 resulting from $550,929 used in Biomoda's operating activities, $77,922 used in Biomoda's investing activities and $625,464 of cash provided by financing activities. Cash used in operating activities of $550,929 for the year ended December 31, 2004 was primarily due to $708,380 in operating expenses, of which $106,139 is General and Administrative, $436,899 is Research and Development and $134,218 is professional fees. Cash used in investing activities of $77,922 for the year ended December 31, 2004 was primarily due to payments for patents and intangibles. Cash provided by financing activities of $625,464 for the year ended December 31, 2004 was due to the proceeds from a line of credit from an affiliated entity.

Biomoda has recorded no revenue from its inception through December 31, 2004. The accumulated deficit is $1,181,458. In 2004, the net loss was $758,945 and since inception, it is $2,476,489. The loss from operations was $708,380 in 2004 and $2,336,294 since inception. Most of its expense is related to product development. Product development expenses consist primarily of personnel expenses, consulting fees and lab expenses. Research development and technical costs were $436,899 in 2004 and $1,420,700 since inception. Management believes, however, that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to increase significantly in future periods. Biomoda expenses product development costs as they are incurred.

General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel and general corporate activities. General and administrative costs were $106,139 in 2004 and $332,927 since inception. We expect general and administrative costs to increase in the future as our business matures and develops.

Biomoda's total assets are $225,371 at December 31, 2004. Of this, $206,577 is patent costs, net of accumulated amortization of $55,793. Its liabilities of 1,341,664 primarily consist of its debt to Advanced Optics of $975,165 and advances from shareholders of $134,988. Stockholders' deficit as of December 31, 2004 is $1,116,293.

Subsequent to December 31, 2004 and pursuant to a registration statement on Form SB-2 (the "Registration Statement") under the Securities Act of 1933, as amended, the Company is offering for sale up to 6,000,000 shares of its common stock at a price of $3 per share. The Registration Statement was declared effective on February 11, 2005. The Offering will terminate on the earlier of February 11, 2008 or the date on which the maximum number of shares have been sold.

GOING CONCERN

Biomoda has been in the development stage since it began operations on January 3, 1990 and has not generated any revenues from operations and there is no assurance of any future revenues. As of December 31, 2004, Biomoda had accumulated deficit of approximately $2,476,000 and a working capital deficit of approximately $1,337,000. In addition, Biomoda did not generate any cash from operations and had no cash reserve dedicated to fund expenditures. These factors create an uncertainty as to Biomoda's ability to continue as a going concern.


BIOMODA PRODUCT DEVELOPMENT AND REGULATORY STRATEGY


Management of Biomoda expects to continue assay validation work and seek to register its product with the FDA in 2005. There are several business models, product types and regulatory routes that Biomoda is evaluating including: ASR, 510K, PMA and IVD kits

Research Use Only (RUO) or Investigational Use Only (IUO): An RUO test is a complete kit that can be sold to organizations that are conducting research in a particular area. The product cannot be used to make any diagnostic or clinical decision for a patient. An IUO test is a complete kit that is used in a formal clinical trial. The results can be used in the clinical trial only.

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

Biomoda is evaluating several cancers with a focus on large markets that are in need of the most immediate diagnostic support. These include: lung, bladder and cervical. The products are subject to FDA registration or approval and to post-approval FDA reporting requirements.

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

PMA will require clinical studies to be completed and will be initiated when it is viewed as appropriate for the business. This will require on the order of 18 months to plan, execute, and document. During that time kit manufacturing can be initiated. FDA approval will require 6 to 9 months. Partial funding will be provided from reagent sales. It is estimated additional funding of $2 million will be required

Biomoda's current intention regarding regulatory strategy is to initiate product introductions via an ASR registration and potentially migrate up the regulatory spectrum as markets require.

Biomoda's products are subject to FDA registration or approval and to post-approval FDA reporting requirements. Biomoda's current intention regarding regulatory strategy is to initiate product introductions via an ASR registration and potentially migrate up the regulatory spectrum as markets require.

Biomoda's management expects to continue assay validation work and commence registration of its product with the FDA in 2005. There are several business models, product types and regulatory routes that Biomoda is evaluating including: licensing, ASR, 510K, PMA for IVD kits and reagents. Biomoda is evaluating several cancers with a focus on large markets that are in need of the most immediate diagnostic support. These include: lung, bladder and cervical.

The following is a discussion of costs and time factors associated with developing products for these cancers:

     a. Lung: Validation is projected to be complete by year-end and a contract manufacturing relationship is projected to be established by year-end. Based on these benchmarks, ASR registration and product listing can be completed by that time also. At that juncture reagent sales can begin. This is estimated to cost an additional $500,000.

          Class I/II 510K can be completed as judged appropriate for the business and will require approximately 6 to 9 months effort to prepare documentation and receive FDA approval. During that time kit manufacturing can be initiated. Partial funding will be provided from reagent sales revenue. It is estimated additional funding of $300,000 will be required.

          PMA will require clinical studies to be completed and will be initiated when it is viewed as appropriate for the business. This will require on the order of 18 months to plan, execute, and document. During that time kit manufacturing can be initiated. FDA approval will require 6 to 9 months. Partial funding will be provided from reagent sales. It is estimated additional funding of $2 million will be required.

     b. Bladder: Validation is projected to be complete by 3rd quarter 2006. The formulation is expected to be identical to that for lung; therefore manufacturing will be in place. Based on this benchmark, FDA product listing and registration will only require an update. Funding will be provided by reagent sales revenue.

          Class I/II 510K can be completed as judged appropriate for the business and will require approximately 6 to 9 months effort to prepare documentation and receive FDA approval. During that time kit manufacturing can be initiated. Partial funding will be provided from reagent sales revenue. It is estimated additional funding of $100,000 will be required based on the assumption that a 510K of lung cancer has been approved.

          PMA will require clinical studies to be completed and will be initiated when it is viewed as appropriate for the business. This will require on the order of 18 months to plan, execute, and document. During that time kit manufacturing can be initiated. FDA approval will require 6 to 9 months. Partial funding will be provided from reagent sales. It is estimated additional funding of $2 million will be required.

     c. Cervical: Validation is projected to be complete by 3rd quarter 2007. The formulation is expected to be identical to that for lung; therefore manufacturing will be in place. Based on this benchmark, FDA product listing and registration will only require an update. Funding will be provided by reagent sales revenue.

          Class I/II 510K can be completed as judged appropriate for the business and will require approximately 6 to 9 months effort to prepare documentation and receive FDA approval. During that time kit manufacturing can be initiated. Partial funding will be provided from reagent sales revenue. It is estimated additional funding of $100,000 will be required based on the assumption that a 510K of lung cancer has been approved.

          PMA will require clinical studies to be completed and will be initiated when it is viewed as appropriate for the business. This will require on the order of 18 months planning, executing, and documenting. During that time kit manufacturing can be initiated. FDA approval will require 6 to 9 months. Partial funding will be provided from reagent sales. It is estimated additional funding of $2 million will be required.

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

Marketable Securities
---------------------

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


During the year ended December 31, 2004 in accordance with the applicable convertible debentures agreement, the Company issued 103,000,000 shares of common stock at a conversion price of approximately $0.011 in connection with the conversion of notes payable approximating $505,000, including approximately $160,000 of accrued interest, and recorded a loss on settlement of debt of $620,000.

During the year ended December 31, 2003, in accordance with the applicable convertible note payable agreement, the Company issued approximately 320,830,000 shares of common stock at conversion prices of less than $0.01 in connection with the conversion of notes payable principal approximating $591,000 and accrued interest approximating $67,000. This resulted in a gain on extinguishment of debt of approximately $40,000.


BIOMODA, INC.


Biomoda's total assets are $225,371 at December 31, 2004. Of this, $206,577 is patent costs, net of accumulated amortization of $55,793. Its liabilities of 1,341,664 primarily consist of its debt to Advanced Optics of $975,165 and advances from shareholders of $134,988. Stockholders' deficit as of December 31, 2004 is $1,116,293.

Subsequent to December 31, 2004 and pursuant to a registration statement on Form SB-2 (the "Registration Statement") under the Securities Act of 1933, as amended, Biomoda is offering for sale up to 6,000,000 shares of its common stock at a price of $3 per share. The Registration Statement was declared effective on February 11, 2005. The Offering will terminate on the earlier of February 11, 2008 or the date on which the maximum number of shares have been sold.

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

Biomoda had negative cash flows of $3,387 for the year ended December 31, 2004 resulting from $550,929 used in Biomoda's operating activities, $77,922 used in Biomoda's investing activities and $625,464 of cash provided by financing activities. Cash used in operating activities of $550,929 for the year ended December 31, 2004 was primarily due to $708,380 in operating expenses, of which $106,139 is General and Administrative, $436,899 is Research and Development and $134,218 is professional fees. Cash used in investing activities of $77,922 for the year ended December 31, 2004 was primarily due to payments for patents and intangibles. Cash provided by financing activities of $625,464 for the year ended December 31, 2004 was due to the proceeds from a line of credit from Advanced Optics

Biomoda has been in the development stage since it began operations on January 3, 1990 and has not generated any revenues from operations and there is no assurance of any future revenues. As of December 31, 2004, Biomoda had accumulated deficit of approximately $2,476,000 and a working capital deficit of approximately $1,337,000. In addition, Biomoda did not generate any cash from operations and had no cash reserve dedicated to fund expenditures. These factors create an uncertainty as to Biomoda's ability to continue as a going concern.


RESULTS OF CONTINUING OPERATIONS


As of March 31, 2005, The Company had a marketable securities portfolio valued at $1,935,050. The Companies' combined monthly burn-rate is approximately $215,000. This represents approximately nine months of operating funds. However, the impending offering of Biomoda stock may net as much as $18,000,000.
Management expects the proceeds of this offering to help defray any cash shortfall. The Company is actively pursuing potential financing options as it looks to secure additional funds to both stabilize and grow its business operations. Management will review any financing options at its disposal and will judge each potential source of funds on its individual merits. There can be no assurance that the Company will be able to secure additional funds from debt or equity financing, or if they can, that it will be on terms favorable to the Company or existing stockholders.

The Company is currently in the process of final assembly, test and system integration of approximately 1500 of its display subassemblies. This will create a 2 meter by 3 meter display. It is anticipated that this work can be completed in the third quarter of 2005. The company currently employs four full-time electronic technicians and a supervisor working specifically on this project. Additional research and development is anticipated and planned in electrical and mechanical realms. These include but are not limited to: power systems and distribution, heat dissipation, and weatherproofing.

The Company expects its display product to be finalized and ready for market in the fourth quarter of 2005.

There are no expected sales of significant equipment.

The Company hired a full time controller in 2005 in order to support our efforts in meeting new reporting requirements. The Company has hired two additional technicians in 2005. There are no explicit plans to hire additional personnel at this time but, from time to time, the Company expects to hire additional personnel in order to carry out its business strategy.

Loss On Contract
----------------


The Company has been developing and manufacturing electronic signs under a contract to deliver two signs. At December 31, 2004, the contract was terminated by mutual consent of both parties and a 100% provision for contract losses was provided. The Company recorded $1,000,994 as loss on contract in 2004 and $50,000 in 2003. The contract to produce two outdoor advertising billboards total $1.7 million, with $885,000 assigned to the first unit. An estimated loss of approximately $1,425,000 from production of the first unit has been recognized through December 31, 2004. Per the agreement, the first unit is not to exceed $885,000 of which $90,000 has been billed and collected in prior periods.

$2.25 million were costs associated with the development work on this initial contract. Development costs were allocated to R&D Expense, and the Contract, based on management's interpretation of how specific or general they were deemed to be. These costs have been aggregated and allocated since the contract was initiated in 1998.

During 2004, the Company expensed the balance of its contract to deliver two flat panel displays resulting in a charge of $1,000,944 in the Consolidated Statements of Operations.

The cancellation of the contract to purchase two signs was negotiated to the satisfaction of both parties and memorialized in a Settlement Agreement and Mutual Release.

Although the contract to purchase two signs has been canceled through a Settlement Agreement, we continue to work on completing this initial sign and the associated development work. We currently employ four full-time electronic technicians and a supervisor working specifically on this project. We intend to complete 12 panels that will create a two meter by one and one half meter sign in the next 30 days. We are working out issues of electrical power and distribution. We will also need to solve technical details surrounding cooling and weather-proofing.

We have engaged a design engineering firm as consultants and have done $170,000 amount of consulting on this project over the past two years.

We have encountered many development and engineering hurdles throughout the course of this project. The underlying factors related to cost overruns associated with the project are: changes in engineering staff; inadequate transition documentation; faulty parts; manufacturing and assembly problems both internal and outsourced; and expense allocation decisions relative to Research and Development.

The Company has continued to build the panel begun under the above contract and expects to complete our first 2 meter by 3 meter sign by the 4th quarter of 2005.


Fiscal 2004 Compared to Fiscal 2003
-----------------------------------

Assets and Liabilities
----------------------

Assets  decreased  significantly  from  2003 to 2004  because  of use of cash of
$3,351,957, reduction in the carrying value of the contract above of $795,000 and elimination of investment in subsidiary in consolidation which amounted to $49,579 in 2003. Total assets reported at December 31, 2003 of $5,335,872 decreased by $3,365,530 to $1,970,342 at December 31, 2004.

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


As a consolidated entity, Advanced Optics' operating expenses did not vary significantly from 2003 to 2004, decreasing from $3,500,000 million to $3,300,000, although numbers within this heading differed, as we classified expenses differently in the two periods. Loss on contract, however, went from $50,000 to $1,001,000, as discussed above. Other income (expense) increased from $123,000 to $762,000, largely because extinguishment of debt increased $673,000 from a gain of $40,000 to a loss of $633,000. This included the $620,000 loss from the settlement of debentures, below.

Asset impairment and expensing of inventory increased by approximately $395,000 as there were no such items in 2003. Asset impairment includes removing from the balance sheet investments in the stock of Beaver Information Technology, Inc., a foreign corporation, of $273,000 and Electronic Film Market Online, Inc., of $88,000.

General and administrative expense decreased by $806,000 from $2,300,000 to $1,493,000, primarily from significant reductions in public and investor relations, consulting and marketing expense in Advanced Optics. This decrease was of a non-cash nature in the form of stock for services in both years

Payroll and related expense decreased by $436,000 due to administrative salary decreases in Advanced Optics of $287,000 and non-recurring officers compensation of $149,000 in Biomoda in 2003. Research and development costs increased by $548,000. Biomoda R&D increased by $387,000, primarily because of an increase of $274,000 in applicable payroll costs and approximately $100,000 in consulting fees. The Advanced Optics increase of $161,000 was due to greater expenditures for design and engineering consulting.


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

BIOMODA, INC.

Biomoda's plan of operation for the next twelve months is to verify and refine its assay, design its kit, prepare for clinical studies, and initiate a dialogue with the FDA relative to its approval submission. Biomoda, Inc. is relying on a bridge financing arrangement with Advanced Optics Electronics, Inc., and also intends to raise additional funds from its effective Form SB-2 Registration Statement during the next six months. Biomoda is currently leasing Laboratory equipment from Advanced Optics Electronics, Inc. on a month to month basis and intends to purchase this equipment when adequate funds are raised.

Biomoda has recorded no revenue from its inception through December 31, 2004. The accumulated deficit is $1,181,458. In 2004, the net loss was $758,945 and since inception, it is $2,476,489. The loss from operations was $708,380 in 2004 and $2,336,294 since inception. Most of its expense is related to product development. Product development expenses consist primarily of personnel expenses, consulting fees and lab expenses. Research development and technical costs were $436,899 in 2004 and $1,420,700 since inception. Biomoda believes, however, that continued investment in product development is critical to attaining its strategic objectives and, as a result, expects product development expenses to increase significantly in future periods. Biomoda expenses product development costs as they are incurred.


Operating expenses increased by $406,047 or 134% to $708,380 during the year ended December 31, 2004 compared to $302,333 for the year ended December 31, 2003. This was due to $127,000 in increased payroll and taxes, a $98,000 increase in professional fees and a $181,000 increase in non-payroll administrative and research and development costs.

General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel and general corporate activities. General and administrative costs decreased to $106,139 in 2004 from $182,434 in 2003 due to decreases in salary expense. We expect general and administrative costs to increase in the future as our business matures and develops.

ACCOUNTING MATTERS

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

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements and notes to consolidated financial statements thereto, together with the report thereon of Kabani & Co., Inc. (the Company's principal accountants) dated March 15, 2005 included elsewhere in this report, are incorporated by reference in answer to this Item 7.

Following the above referenced report are the consolidated financial statements and notes to consolidated financial statements thereto, together with the report thereon of Malone & Bailey, PC (Biomoda's principal accountants) dated March 31, 2005 included elsewhere in this report, are incorporated by reference in answer to this Item 7.

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

ITEM 8A.  EVALUATION OF CONTROLS AND PROCEDURES


Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by the annual report, which is December 31, 2004. Based upon that evaluation, the CEO and CFO concluded that, as of December 31, 2004, our disclosure controls and procedures were effective in timely alerting management to the material information relating to us required to be included in our periodic filings with the SEC. Based on their most recent evaluation as of the Evaluation Date, the CEO and the CFO have also concluded that there are no significant deficiencies in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information, and such officers have identified no material weaknesses in the Company's internal controls over financial reporting.


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

MICHAEL PETE has been President and a director of the Company since May 1996, and prior to joining us, he served in the same capacities with the Company's predecessor, PLZ Tech, since July 1994. From 1990 to 1994, Mr. Pete was President of SEES New Mexico Inc., working with federal research and development labs in Los Alamos and Sandia to create and implement information management systems. From 1982 to 1990, Mr. Pete was President of Phoenix Filtration Systems, and from 1979 to 1981, he was a technical management consultant in the Office of the Secretary for the United States Department of Energy. From 1977 to 1979, Mr. Pete was a project manager for the consulting firm of Booz, Allen and Hamilton, and from 1975 to 1977, he was Office Director of the Low Income Weatherization Federal Energy Administration in Washington, D.C. Mr. Pete has a B.A. from Williams College and attended Stanford University Graduate School of Business and Political Science.

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

ITEM 10.   EXECUTIVE COMPENSATION

The following table discloses the annual and long-term compensation earned for services rendered in all capacities by the Company's Chairman of the Board and President and the Company's other most highly compensated executive officers for 2002, 2003 and 2004:

                           SUMMARY COMPENSATION TABLE

                                                                              Long-Term Compensation
                                                Annual Compensation                  Awards
                                       ------------------------------------   ---------------------
                                                               Other Annual   Restricted Securities
                                                               Compensation   Stock      Underlying     LTIP      All Other
                                                               (1)            Award(s)   Options        Payouts   Compensation
------------------------------------------------------------------------------------------------------------------------------
Name and Principal         Year        Salary ($)   Bonus ($)  ($)              ($)      (#)            ($)       ($)
Position
------------------------------------------------------------------------------------------------------------------------------
Michael Pete, President,
Director
------------------------------------------------------------------------------------------------------------------------------
                           2004        $ 38,500
------------------------------------------------------------------------------------------------------------------------------
                           2003        $ 13,325
------------------------------------------------------------------------------------------------------------------------------
                           2002        $  5,975                                             150,000
------------------------------------------------------------------------------------------------------------------------------
Leslie S. Robins,
Chairman of the Board
and Exec. VP
------------------------------------------------------------------------------------------------------------------------------
                           2004        $356,331                 $ 7,932(1)
------------------------------------------------------------------------------------------------------------------------------
                           2003        $552,444                 $ 8,500(1)
------------------------------------------------------------------------------------------------------------------------------
                           2002        $ 86,223                 $ 2,451(1)                1,100,000(2)
------------------------------------------------------------------------------------------------------------------------------
John J. Cousins,
VP Finance
------------------------------------------------------------------------------------------------------------------------------
                           2004        $112,335
------------------------------------------------------------------------------------------------------------------------------
                           2003        $113,965
------------------------------------------------------------------------------------------------------------------------------
                           2002        $109,797                                             250,000
------------------------------------------------------------------------------------------------------------------------------
Dr. Linda Obenour,         2004                                 $12,000(3)
Director
------------------------------------------------------------------------------------------------------------------------------

(1)  Represents the value of an automobile used by Mr. Robins.
(2)  Exercised during 2002 for a note receivable plus interest.
(3)  Directors Fee

OPTION GRANTS IN FISCAL YEAR 2004
---------------------------------

None.

AGGREGATED OPTION EXERCISES IN FISCAL YEAR 2004 AND OPTION VALUES AT DECEMBER 31, 2004

The following table provides summary information concerning the shares of common stock represented by outstanding stock options held by our Chief Executive Officer and two other executive officers as of December 31, 2004.

                             YEAR-END OPTION VALUES

                                                 Number of Securities Underlying     Value of Unexercised
                                                      Unexercised Options            In-the-money Options
                                                       December 31, 2004               December 31, 2004
                                                  ----------------------------    ----------------------------
                Shares Acquired    Value          Exercisable    Unexercisable    Exercisable    Unexercisable
Name            On Exercise (#)    Realized ($)       (#)             (#)             ($)             ($)
--------------------------------------------------------------------------------------------------------------
Michael Pete                                        150,000            --           $3,000            --
John Cousins                                        250,000            --           $5,000            --
Total                                               400,000            --           $8,000            --

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

                                                                                           Percent
                                                      Number of Shares Beneficially      Beneficially
            Name of Beneficial Owner (1)                          Owned                     Owned
------------------------------------------------------------------------------------------------------
Leslie Robins*..............................................  10,831,546(2)                   *
Michael Pete*...............................................     325,000(3)                   *
John Cousins*...............................................     400,000(4)                   *
*All directors and executive officers as a group              11,556,546                      *

----------

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

Exhibits
-------------------------------------------------------------------------------------------------------------------------
2         Plan of Acquisition, Reorganization, arrangement,    None
          liquidation, or succession
-------------------------------------------------------------------------------------------------------------------------
3.1       Articles of Incorporation                            Incorporated by reference to Exhibit 3(I) of the
                                                               Company's Registration Statement No.1000-24511 on Form
                                                               10-SB filed June 23,1998.
-------------------------------------------------------------------------------------------------------------------------
3.2       By-Laws                                              Incorporated by reference to Exhibit 3(ii) of the
                                                               Company's Registration Statement No.1000-24511 on Form
                                                               10-SB filed June 23,1998.
-------------------------------------------------------------------------------------------------------------------------
4         Instruments defining the rights of holders,          Incorporated by reference to Exhibit 3.2
          including Indentures
-------------------------------------------------------------------------------------------------------------------------
7         Opinion re: liquidation preference                   Incorporated by reference to Exhibit 3.2
-------------------------------------------------------------------------------------------------------------------------
10.1      Incentive Stock Option Plan                          Incorporated by reference to Exhibit 10.1
-------------------------------------------------------------------------------------------------------------------------
10.2      Lease Agreement Advanced Optics Electronics, Inc.    Incorporated by reference to Exhibit 10.2 of the
          and JMP Company Inc                                  Company's Registration Statement No.1000-24511 on Form
                                                               10-SB filed June 23,1998.
-------------------------------------------------------------------------------------------------------------------------
10.3      State of Nevada Corporate Charter                    Incorporated by reference to Exhibit 10.3 of the
                                                               Company's Registration Statement No.1000-24511 on Form
                                                               10-SB filed June 23,1998.
-------------------------------------------------------------------------------------------------------------------------
23.1      Consent of Squar, Milner                             Filed Herewith
-------------------------------------------------------------------------------------------------------------------------
24        Power of Attorney                                    Incorporated by reference to Exhibit 3.2
-------------------------------------------------------------------------------------------------------------------------
31.1      Certification of Chief Executive Officer persuant    Filed Herewith
          to Section 302 of the Sarbannes Oxley Act of 2002
-------------------------------------------------------------------------------------------------------------------------
31.2      Certification of Chief Financial Officer persuant    Filed Herewith
          to Section 302 of the Sarbannes Oxley Act of 2002
-------------------------------------------------------------------------------------------------------------------------
32.1      Certification Pursuant To 18 U.S.C. ss.1350, As      Filed Herewith
          Adopted Pursuant To Section 906 Of The
-------------------------------------------------------------------------------------------------------------------------
          SARBANES-OXLEY ACT OF 2002
-------------------------------------------------------------------------------------------------------------------------
32.2      Certification Pursuant To 18 U.S.C. ss.1350, As      Filed Herewith
          Adopted Pursuant To Section 906 Of The
-------------------------------------------------------------------------------------------------------------------------
          SARBANES-OXLEY ACT OF 2002
-------------------------------------------------------------------------------------------------------------------------

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

Dated:    October 25, 2005

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

                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Years Ended December 31, 2004 and 2003 and For The Period
             From May 22, 1996 (Inception) Through December 31, 2004
--------------------------------------------------------------------------------

                                                                                               May 22, 1996
                                                                                                (Inception)
                                                                                                 Through
                                                                                               December 31,
                                                             2004               2003               2004
                                                                           (as restated)
                                                       ---------------    ---------------    ---------------
CONTRACT REVENUES                                         $          -       $          -       $          -

OPERATING EXPENSES
       General and administrative                            1,493,145          2,299,724         10,604,963
       Payroll and related                                     548,171            984,626          1,532,797
       Research and development                                658,859            110,717          2,101,649
       Professional Fees                                       134,218             36,163            170,381
       Depreciation &amortization                               40,219             85,261            125,480
       Licensing Fees                                           15,776             22,200             37,976
       Inventory write-off                                      29,293                 --             29,293
       Asset impairment                                        365,314                 --            592,884
                                                       ---------------    ---------------    ---------------
             Total operating expenses                        3,284,995          3,538,691         15,195,423

LOSS ON CONTRACT                                             1,000,944             50,000          2,255,944
                                                       ---------------    ---------------    ---------------

OPERATING LOSS                                              (4,285,939)        (3,588,691)       (17,451,367)
                                                       ---------------    ---------------    ---------------
OTHER INCOME (EXPENSES)
       Interest income                                           3,397              5,602             80,381
       Loss on marketable equity securities                    (98,560)                --           (127,928)
       Other investment gains                                       --                 --             59,784
       Loss from investment in Biomoda, Inc.                        --                 --           (289,750)
       Gain (loss) on disposal of assets                           786                 --             (3,520)
       Gain (loss) on settlement of debts                     (620,980)            64,892           (556,088)
       Interest expense                                        (47,322)          (193,482)        (1,284,873)
       Other income                                                551                 --                551
                                                       ---------------    ---------------    ---------------
                      Total other income (expenses)           (762,128)          (122,988)        (2,121,443)
                                                       ---------------    ---------------    ---------------

NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE &EXTRAORDINARY LOSS                 (5,048,067)        (3,711,679)       (19,572,810)

EXTRAORDINARY LOSS                                                  --           (189,280)          (189,280)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE                                                           --                 --            (63,020)
                                                       ---------------    ---------------    ---------------
NET LOSS                                               $    (5,048,067)   $    (3,900,959)   $   (19,825,110)
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

                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 AND FOR THE PERIOD
             FROM MAY 22, 1996 (INCEPTION) THROUGH DECEMBER 31, 2004
--------------------------------------------------------------------------------


                                                                                                                   May 22, 1996
                                                                                                                   (Inception)
                                                                                                                     Through
                                                                                                                   December 31,
                                                                                       2004            2003            2004
                                                                                                   (as restated)
                                                                                   ------------    ------------    ------------
Cash flows from operating activities:
     Net loss                                                                      $ (5,048,067)   $ (3,900,959)   $(19,825,110)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
        Intrinsic value of conversion features                                               --              --         610,603
        Write off of organization costs                                                      --              --          63,020
        Extraordinary loss                                                                   --         189,280         189,280
        Inventory write off                                                              29,293              --          29,293
        Amortization of discount on convertible notes and preferred stock                    --              --         295,209
        Loss on marketable securities                                                    98,560              --         127,928
        Loss (Gain) on disposal of assets                                                  (786)             --           3,520
        Issuance of common stock for services                                           254,780       1,832,095       6,504,726
        Issuance of Biomoda common stock and options for services                        18,000         147,000         165,000
        Issuance of notes payable for services                                               --              --          50,000
        Increase in excess of costs and earnings over billings on
         uncompleted contract                                                                --        (169,651)     (2,050,000)
        Increase in allowance for loss on contract                                      795,000          50,000       2,050,000
        Loss (Gain) on extinguishment of debt                                           620,980         (64,892)        556,088
        Interest accrued on convertible debentures                                           --          81,058         309,504
        Interest earned on note receivable from stockholder and
         related parties                                                                     --          (2,397)        (17,823)
        Depreciation and amortization                                                    40,218          85,262         663,440
        Bad debt expense                                                                     --              --          15,000
        Asset impairment                                                                365,314              --         592,884
        Other non-cash expenses                                                              --              --          33,447
        Accrued interest                                                                     --              --          30,667
     Changes in operating assets and liabilities:
        Decrease (Increase) in other current assets                                      26,233          12,988         (12,213)
        Decrease in inventory                                                                --              --         (35,293)
        (Decrease) Increase in accounts payable and accrued expenses                   (164,019)       (142,976)         25,940
                                                                                   ------------    ------------    ------------

     Net cash used in operating activities                                           (2,964,495)     (1,883,192)     (9,335,141)
                                                                                   ------------    ------------    ------------
Cash flows from investing activities:
     Purchases of property and equipment                                                (61,276)        (66,972)       (518,080)
     Additions to patents, trademark &license fee                                       (63,742)        (40,830)       (104,572)
     Proceeds from sale of property and equipment                                            --              --          23,800
     Investment in Genomed                                                             (900,000)             --        (900,000)
     Investment in Biomoda, Inc.                                                             --              --        (383,845)
     Proceeds from sale of Biomoda, Inc. stock                                               --              --          28,930
     Advances to Biomoda, Inc.                                                               --              --         (38,432)
     Advances from shareholders                                                           4,445           9,564          14,009
     Sale of marketable securities                                                      152,122              --         192,787
     Purchases of marketable securities                                                (536,000)        (39,300)       (645,334)
     Cash of variable entity on consolidation                                                --             155             155
     Increase in notes receivable                                                       (14,579)        (35,000)        (49,579)
     Purchase of other assets                                                                --              --        (245,579)
                                                                                   ------------    ------------    ------------

     Net cash used in investing activities                                           (1,419,029)       (172,383)     (2,625,739)
                                                                                   ------------    ------------    ------------

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
                                                          ==============    ==============    ==============    ==============



                                                                   Treasury Stock
                                                          --------------------------------       Additional
                                                                                                   Paid In            N/R
                                                               Shares            Amount            Capital        Stockholder
                                                          ---------------   --------------    --------------    --------------

Balance at May 22, 1996 (Inception)                                   --    $           --    $           --    $           --
Stock issued to incorporators for cash                                --                --            24,500                --
Stock issued for the net assets of PLZ Tech, Inc.                     --                --           281,096                --
Net loss                                                              --                --                --                --
                                                          ---------------   --------------    --------------    --------------

Balance, December 31, 1996                                            --                --           305,596                --
Stock issued for cash and services                                    --                --           362,720                --
Net loss                                                              --                --                --                --
                                                          --------------    --------------    --------------    --------------

Balance, December 31, 1997                                            --                --           668,316                --
Stock issued for cash                                                 --                --         1,281,728                --
Stock issued for services                                             --                --           293,719                --
Stock issued in exchange for note receivable                          --                --            28,685                --
Purchase and retirement of treasury stock                             --                --           (39,913)               --
Net loss                                                              --                --                --                --
                                                          --------------    --------------    --------------    --------------

Balance, December 31, 1998                                            --                --         2,232,535                --
Stock issued for cash                                                 --                --           855,101                --
Stock issued for services                                             --                --         1,469,320                --
Intrinsic value of beneficial conversion feature of
   notes payable                                                      --                --           174,610                --
Fair value of warrants related to notes payable                       --                --           125,000                --
Purchase and retirement of treasury stock                             --                --           (10,643)               --
Purchase of treasury stock                                      (229,000)          (41,760)               --                --
Sale of treasury stock                                            85,000            11,130            24,334                --
Net loss                                                              --                --                --                --
                                                          --------------    --------------    --------------    --------------

Balance, December 31, 1999                                      (144,000)          (30,630)        4,870,257                --
Stock issued for cash                                                 --                --         1,012,710                --
Stock issued for services                                             --                --         1,726,197                --
Purchase of treasury stock                                       (63,500)          (46,486)               --                --
Sale of treasury stock                                           142,400            22,542            54,771                --
Exercise of stock options for notes receivable                        --                --           220,150          (193,427)
Amortization of discount of convertible preferred stock               --                --           159,677                --
Exercise of preferred stock conversion feature                        --                --           533,678                --
Issuance of convertible debentures                                    --                --           263,830                --
Exchange of preferred stock for convertible debentures                --                --          (869,678)               --
Intrinsic value of convertible debenture                              --                --           227,898                --
De-investment in Wizard Technologies                                  --                --           (59,583)               --
Net loss                                                              --                --                --                --
                                                          --------------    --------------    --------------    --------------

Balance, December 31, 2000                                       (65,100)          (54,574)        8,139,907          (193,427)
Stock issued for cash                                                 --                --            66,844                --
Stock issued for services                                             --                --           412,284                --
Purchase of treasury stock                                      (251,700)          (16,215)               --                --
Amortization of discount on convertible debentures                    --                --           143,875                --
Stock issued upon debt conversion                                     --                --           147,008                --
Net loss                                                              --                --                --                --
                                                          --------------    --------------    --------------    --------------

Balance, December 31, 2001                                      (316,800)          (70,789)        8,909,918          (193,427)
Stock issued for cash                                                 --                --           229,816                --
Stock issued for services                                             --                --           366,301                --
Purchase of treasury stock                                    (1,400,000)           (8,732)               --                --
Sale of treasury stock                                           507,800            72,887           (65,058)               --
Exercise of stock options for notes receivable                        --                --            20,900           (22,000)
Advances to officer                                                   --                --                --           (34,300)
Reclass of accrued interest with note receivable                      --                --                --           (59,175)
Stock issued upon debt conversion                                     --                --           348,324                --
Retroactive application of equity method for investment
  in Bio Moda, Inc.                                                   --                --                --                --
Net loss                                                              --                --                --                --
                                                          --------------    --------------    --------------    --------------

Balance, December 31, 2002                                    (1,209,000)           (6,634)        9,810,201          (308,902)
Stock issued for cash                                                 --                --         4,553,055                --
Stock issued for services                                             --                --         1,464,845                --
Purchase of treasury stock                                   (13,250,000)          (61,943)               --                --
Sale of treasury stock                                         9,950,000            24,846            31,707                --
Accrued interest on advances to officer                               --                --                --            (2,397)
Cancellation of stock issued for note receivable                      --                --          (241,050)          244,000
Stock issued upon debt conversion, including
   $67,000 of interest                                                --                --           337,563                --
Unrealized holding gain on available for sale securities              --                --                --                --
Net loss
                                                          --------------    --------------    --------------    --------------

Balance, December 31, 2003 (as restated)                      (4,509,000)          (43,731)       15,956,321           (67,299)
Stock issued for cash                                                 --                --           656,231                --
Stock issued for services                                             --                --           207,580                --
Purchase of treasury stock                                    (9,800,000)          (41,724)               --                --
Sale of treasury stock                                        14,100,000            48,260                --                --
Stock issued upon debt conversion, including
    $166,240 of interest                                              --                --         1,022,790                --
Realized loss on sale of market of available for
    sale securities, net                                              --                --                --                --
Net loss                                                              --                --                --                --
                                                          --------------    --------------    --------------    --------------

Balance, December 31, 2004                                      (209,000)   $      (37,195)   $   17,842,922    $      (67,299)
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

Biomoda's products are subject to FDA registration or approval and to post-approval FDA reporting requirements. Biomoda's current intention regarding regulatory strategy, is to initiate product introductions via an ASR registration and potentially migrate up the regulatory spectrum as markets require.


Biomoda's management expects to continue assay validation work and commence registration of its product with the FDA in 2005. There are several business models, product types and regulatory routes that Biomoda is evaluating including: licensing, ASR, 510K, PMA for IVD kits and reagents. Biomoda is evaluating several cancers with a focus on large markets that are in need of the most immediate diagnostic support. These include: lung, bladder and cervical.

The following is a discussion of costs and time factors associated with developing products for these cancers:

     a. Lung: Validation is projected to be complete by year-end and a contract manufacturing relationship is projected to be established by year-end. Based on these benchmarks, ASR registration and product listing can be completed by that time also. At that juncture reagent sales can begin. This is estimated to cost an additional $500,000.

          Class I/II 510K can be completed as judged appropriate for the business and will require approximately 6 to 9 months effort to prepare documentation and receive FDA approval. During that time kit manufacturing can be initiated. Partial funding will be provided from reagent sales revenue. It is estimated additional funding of $300,000 will be required.

          PMA will require clinical studies to be completed and will be initiated when it is viewed as appropriate for the business. This will require on the order of 18 months to plan, execute, and document. During that time kit manufacturing can be initiated. FDA approval will require 6 to 9 months. Partial funding will be provided from reagent sales. It is estimated additional funding of $2-3 million will be required.


--------------------------------------------------------------------------------
Page F-7

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------


     b. Bladder: Validation is projected to be complete by 3rd quarter 2006. The formulation is expected to be identical to that for lung; therefore manufacturing will be in place. Based on this benchmark, FDA product listing and registration will only require an update. Funding will be provided by reagent sales revenue. Class I/II 510K can be completed as judged appropriate for the business and will require approximately 6 to 9 months effort to prepare documentation and receive FDA approval. During that time kit manufacturing can be initiated. Partial funding will be provided from reagent sales revenue. It is estimated additional funding of $100,000 will be required based on the assumption that a 510K of lung cancer has been approved.

          PMA will require clinical studies to be completed and will be initiated when it is viewed as appropriate for the business. This will require on the order of 18 months to plan, execute, and document. During that time kit manufacturing can be initiated. FDA approval will require 6 to 9 months. Partial funding will be provided from reagent sales. It is estimated additional funding of $2 million will be required.

     c. Cervical: Validation is projected to be complete by 3rd quarter 2007. The formulation is expected to be identical to that for lung; therefore manufacturing will be in place. Based on this benchmark, FDA product listing and registration will only require an update. Funding will be provided by reagent sales revenue.

          Class I/II 510K can be completed as judged appropriate for the business and will require approximately 6 to 9 months effort to prepare documentation and receive FDA approval. During that time kit manufacturing can be initiated. Partial funding will be provided from reagent sales revenue. It is estimated additional funding of $100,000 will be required based on the assumption that a 510K of lung cancer has been approved.

          PMA will require clinical studies to be completed and will be initiated when it is viewed as appropriate for the business. This will require on the order of 18 months planning, executing, and documenting. During that time kit manufacturing can be initiated. FDA approval will require 6 to 9 months. Partial funding will be provided from reagent sales. It is estimated additional funding of $2 million will be required.

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

                                                           2004              2003
                                                      -------------     -------------
Net loss:
    As reported                                       $  (5,048,067)    $  (3,900,959)
    Deduct: Total stock-based employee compensation
          expense determined under fair value based
          method for all awards                                  --                --
                                                      -------------     -------------
    Pro forma                                         $  (5,048,067)    $  (3,900,959)
                                                      =============     =============
Basic and diluted net loss per share:
    As reported                                       $       (0.00)    $       (0.00)
                                                      =============     =============
    Pro forma                                         $       (0.00)    $       (0.00)
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

RECLASSIFICATIONS

Certain   amounts   presented  in  the  2003  financial   statements  have  been
reclassified to conform to the current and prior year's presentation.

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


All patent costs are held in Biomoda. The gross carrying amount is $232,370 and accumulated amortization is $55,793. Amortization expense for 2004 is $13,527. Amortization expense for the Company's intangible assets over the next five fiscal years is estimated to be: 2005-$13,527, 2006-$13,527, 2007-$13,527,
2008-$13,527 and 2009-$13,527.

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


--------------------------------------------------------------------------------
Page F-17

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------


The following table provides further outlines on the key referenced patents:

------------------------------------------------------------------------------------------------------------------------
  COUNTRY                            TITLE                            PATENT NO.      ISSUE DATE        EXPIRATION DATE
------------------------------------------------------------------------------------------------------------------------
     US      COMPOSITIONS AND METHODS OF DETECTING PRE-CANCEROUS      6,838,248           1/4/05              1/4/22
             CONDITIONS IN CELL AND TISSUE SAMPLES USING
             5,10,15,20 - TETRAKIS {CARBOXYPHENYL} PORPHINE                             Application  was filed for a
                                                                                        Continuation In Part additional
                                                                                        patent.

------------------------------------------------------------------------------------------------------------------------
     US      METHOD USING 5,10,15,20 - TETRAKIS {R-CARBOXYPHENYL}     5,162,231       11/10/1992          11/10/2009
             PORPHINE FOR DETECTING CANCERS OF THE LUNG
------------------------------------------------------------------------------------------------------------------------

     US      METHOD USING 5,10,15,20 - TETRAKIS {R-CARBOXYPHENYL}     5,391,547        2/21/1995           2/21/2012
             PORPHINE FOR TREATING CANCERS OF THE LUNG
------------------------------------------------------------------------------------------------------------------------

Biomoda has received foreign patents in sixteen countries protecting U.S. Patents No. 5,162,231 and No. 5,391,547, noted above in table. These patents have been issued in Austria, Belgium, Denmark, France, Germany, Italy, Netherlands, Spain, Sweden, Australia, Brazil, Canada, Japan, Korea, Russia, and the United Kingdom and are effective until 6/17/2011.


4. RELATED PARTY TRANSACTIONS

NOTES RECEIVABLE - OFFICER

As of December 31, 2004 and 2003, the Company has net advances to an officer approximating $67,300. The advances accrue interest at rates ranging from 5% to 6% (interest income was insignificant for the years ended December 31, 2004 and 2003) and are due on demand. As these notes receivable are with the shareholder and a Company officer, the Company has classified these amounts as a decrease to stockholders' equity at December 31, 2004.

ADVANCES FROM OFFICER

As of December 31, 2004, the Company has advances from officer of $89,710. This is due on demand and non interest bearing.

ADVANCES FROM SHAREHOLDERS

As of December 31, 2004, Biomoda had advances and accrued interest of approximately $135,000 payable to two of its stockholders. Such advances historically bore interest at 10% per annum. On December 31, 2003, one of the stockholders agreed to forgive all accrued interest payable to him in the amount of approximately $25,000, which represents the gain on forgiveness of debt in the

--------------------------------------------------------------------------------
Page F-18

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

accompanying statements of operations. In 2004, he accepted 200,000 shares of common stock as repayment of the remaining balance. Interest expense related to such advances for the years ended December 31, 2004 and 2003 and for the period from Inception through December 31, 2004 were approximately $12,000, $27,000 and $123,000, respectively.

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


--------------------------------------------------------------------------------
Page F-19

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------


     Advanced Optics subleases office space and lab equipment to Biomoda and two of Advanced Optics's officers are also officers of Biomoda. Advanced Optics has been the sole source of funding to Biomoda since 2002 through advances made under a line of credit agreement. Such advances totaled $975,165 at December 31, 2004. Advanced Optics is considered the primary beneficiary as it stands to absorb the majority of the VIE's expected losses. Advanced Optics owns 16% of Biomoda and its officers own 12% of Biomoda. The note between the companies is over 70% of liabilities and six times the total assets of Biomoda.


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

As of December 31, 2004, the Company has consolidated Biomoda's balance sheet and its results of the operations for the year then ended in the accompanying financial statements. As Biomoda has a stockholders' deficit at December 31, 2004.

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

General creditors of Biomoda have no recourse against the Company. From inception through December 31, 2004, Biomoda has generated no revenues. The Company has recorded $189,280 extraordinary loss in December 31, 2003 and charged $30,000 against non-current assets in December 31, 2004 to consolidated Biomoda's account.

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



During the year ended December 31, 2004 in accordance with the applicable convertible debentures agreement, the Company issued 103,000,000 shares of common stock at a conversion price of approximately $0.0109 in connection with the conversion of notes payable of $505,060, including $166,240 of accrued interest, and recorded a loss on settlement of debt of $620,730. Other conversions produced net losses of $250, for a total of $620,980. A balance of $102,977 is being carried for this debenture on the Company's financial records as of December 31. 2004.

During the year ended December 31, 2003, in accordance with the applicable convertible note payable agreement, the Company issued 320,830,452 shares of common stock at conversion prices of approximately $0.0021 in connection with the conversion of notes payable. These shares were issued to three debenture holders for a total value of $658,393 including accrued interest of $67,000. At the end of 2003 the Company repaid and retired two debentures for approximately $255,811 in cash; this was accounted for as approximately $210,000 in principal and accrued interest of approximately $45,000. The balance of these two debentures on the Company's financial records was more than the repayment amount, resulting in a gain on retirement of debentures of $40,171. Other such retirements created net gains of $24,721, for a total of $64,892 for the year.

The following table summarizes these transactions:

                                                  2003             2004
                                                  ----             ----
Shares issued to retire debentures           320,830,452      103,000,000
Approximate value per share                    $  0.0021      $    0.0109
                                                --------       ----------
Total value of shares issued                     658,393        1,125,790
Cash payments rendered                           255,811
Carrying value of debt retired                   954,375          505,060
                                                --------       ----------
 Gain (loss) on retirement of debt             $  40,171      $  (620,730)
                                                ========       ==========

During the year ended December 31, 2004 in accordance with the applicable convertible debentures agreement, the Company issued 103,000,000 shares of common stock at a conversion price of approximately $0.011 in connection with the conversion of notes payable approximating $505,000, including approximately $160,000 of accrued interest, and recorded a loss on settlement of debt of $620,000.

During the year ended December 31, 2003, in accordance with the applicable convertible note payable agreement, the Company issued approximately 320,830,000 shares of common stock at conversion prices of less than $0.01 in connection with the conversion of notes payable principal approximating $591,000 and accrued interest approximating $67,000. This resulted in a gain on extinguishment of debt of approximately $40,000.


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

TREASURY STOCK

During the year ended December 31, 2004, the Company purchased 9,800,000 shares of treasury stock for approximately $42,000 and sold 14,100,000 shares for approximately $48,000.

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

In 1997, The Company issued 155,000 shares of common stock in exchange for $24,800 in cash, and in accordance with the applicable convertible note payable agreement, the Company issued 369,545 shares of common stock at conversion prices of less than $0.01 in connection with the conversion of notes payable of approximately $59,128.

In 1997, the Company issued 1,756,667 shares of common stock in exchange for the following services; Advice on Bringing in Additional Investors, Radio
Interviews, Market Sponsorship, Market Reports, and Canadian Investor Participation. In each instance, the value of stock issued was determined by discounting to 70% of the closing price on the day of issuance. These shares were valued at $281,072.

In 1998, The Company issued 9,274,811 shares of common stock in exchange for $1,292,707 in cash, net of sales commissions and other direct costs. Certain of these sales included price maintenance agreements resulting in the issuance of an additional 1,704,464 shares of stock.

In 1998, the Company issued 2,751,000 shares of common stock in exchange for the following services; Market Sponsorship, Canadian Investor Participation, Locating Asian Investors, Employee Bonus and Incentive, and the Production of a Corporate Promotional Video. In each instance, the value of stock issued was determined by discounting to 70% of the closing price on the day of issuance. These shares were valued at $296,470. The Company also issued 315,000 shares to an officer in exchange for a note receivable of $29,000. The note bears interest at the rate of 7 percent with interest due semiannually and the principal due July 2001.

In 1999, the Company repurchased 489,251 shares of its outstanding stock for $11,132 in cash. These shares were retired. The Company also repurchased 229,000 shares for $41,760 and resold 85,000 of these shares for $35,464. The remaining 144,000 treasury shares have been recorded at cost.

In 1999, the Company also sold 8,681,624 shares for $863,782 in cash, and issued 17,094,313 shares of common stock in exchange for the following services; Market Research, Capital Raising Advice, Employee Bonus and Incentive, Market Reports, and the Production of a Corporate Promotional Video.


--------------------------------------------------------------------------------
Page F-24

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------


In each instance, the value of stock issued was determined by discounting to 70% of the closing price on the day of issuance. These shares were valued at $1,486,414.

During the year ending December 31, 2000, the Company sold 782,000 shares of its common stock for $1,013,493 in cash, and issued 3,955,203 shares of common stock in exchange for the following services; Capital Raising, Market Research, Financial Consulting, Investor Relations Reports, Legal, Employee Bonus and Incentive and Company Reports. In each instance, the value of stock issued was determined by discounting to 70% of the closing price on the day of issuance. These shares were valued at $1,730,152. The value of the services is included in the costs and expenses on the Statements of Operations.

In 2000, in accordance with the applicable convertible note payable agreement, the Company issued 9,200,000 shares of common stock at conversion prices of less than $0.01 in connection with the conversion of notes payable of approximately $542,878.

Also, an officer of the Company exercised 1,850,000 stock options at a price of $0.12 per share. The Company issued notes receivable to the officer in the amount of $220,000 for the shares. Interest for the first quarter was prepaid.

During the year ended December 31, 2001, the Company sold 1,382,778 shares for $68,227 in cash and issued 10,461,498 shares of common stock in exchange for the following services; Financial Consulting, Marketing, Legal Fee for Debenture Issuance, Advice on bringing in additional investors, Market Sponsorship, Investor Relations Reports, the Production of Corporate Promotional Videos, and Employee Bonus and Incentive . In each instance, the value of stock issued was determined by discounting to 70% of the closing price on the day of issuance. These shares were valued at $422,745. The value of such services is included with costs and expenses in the statement of operations

In 2001, in accordance with the applicable convertible note payable agreement, the Company issued 7,064,886 shares of common stock at conversion prices of less than $0.01 in connection with the conversion of notes payable of approximately $154,073.

During the year ended December 31, 2002, the Company sold 315,845,000 shares of common stock for $545,661 in cash; all shares were sold for less than $0.01.

During the year ended December 31, 2002, the Company issued 115,768,000 shares of common stock in exchange for the following services; Product Marketing, Advice on Bringing in Additional Investors, Canadian Investor Participation, Legal Fees for Debenture Issuance Securities Placement and Market Sponsorship. In each instance, the value of stock issued was determined by discounting to 70% of the closing price on the day of issuance. These shares were valued at $482,069 (based on the closing market price on the date of grant, which was less than $0.02). The Company recorded such amounts in the accompanying statement of operations.

During the year ended December 31, 2002, the Company issued 507,800 shares of common stock (based on the fair market value on the dates of grant, which were less than $0.01) held as treasury stock for cash totaling $7,829 on a first-in, first-out basis.


--------------------------------------------------------------------------------
Page F-25

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------


During the year ended December 31, 2002, the Company purchased 1,400,000 shares of common stock held as treasury stock for cash totaling $8,732.

In January 2002, the Company issued 1,100,000 shares of its outstanding stock in connection with the exercise of stock options by an officer of the Company for a note receivable, which is due on demand, totaling $22,000. The Company has recorded the note receivable as an increase to stockholders' deficit in the accompanying balance sheet.

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

During the year ended December 31, 2003, the Company sold approximately 1,477,760,000 shares of common stock for cash approximating $6,031,000; all shares were sold for less than $0.03.

During the year ended December 31, 2003, the Company issued approximately 367,250,000 shares of common stock in exchange for the following services; Marketing, Financial Consulting, Securities Placement Legal Fee for Debenture Issuance, Investor Relations Reports, Capital Raising Advice, Legal, Advice on bringing in additional investors and Canadian Investor Participation. In each instance, the value of stock issued was determined by discounting to 70% of the closing price on the day of issuance. These shares were valued at approximately $1,832,000 (based on the closing market price on the date of grant, which was less than $0.03). The Company recorded such amounts in the accompanying statement of operations.

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


--------------------------------------------------------------------------------
Page F-26

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------


During the year ended December 31, 2004, the Company issued 47,200,000 shares of common stock in exchange for the following services; Canadian Investor
Participation, Advice on bringing in additional investors, and Market Sponsorship. In each instance, the value of stock issued was determined by discounting to 70% of the closing price on the day of issuance. These shares were valued at approximately $255,000. The Company recorded such amounts in the accompanying condensed statements of operations.

During the year ended December 31, 2004, the Company issued 103,000,000 shares of common stock for its convertible debentures. Conversion price per share shall e the lesser of 75% of the average of the three lowest closing bid prices during the 30 trading days prior to but not including the issue date of the debentures and 80% of the average of the three lowest closing bid prices during the 90 trading days immediately prior to but not including the conversion date, which is approximately $0.01 per share. The value of these shares was $1,126,000. The Company incurred a loss on settlement of debt of about $621,000 in connection with the conversion of notes payable approximating $505,000, including approximately $166,000 of accrued interest.

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

The following is a status of the stock options outstanding at December 31, 2004 and the changes during the two years then ended:

                                               Year Ended December 31,           Year Ended December 31,
                                                        2004                              2003
                                           -----------------------------       ----------------------------
                                                               Weighted                            Weighted
                                                               Average                             Average
                                            Options             Price           Options             Price
                                           -----------------------------       ----------------------------
Outstanding, beginning of year              3,175,000           $0.23           4,975,000           $0.23
Granted                                            --              --                  --              --
Exercised                                          --              --                  --              --
Cancelled/Terminated                       (2,775,000)           0.34          (1,800,000)           0.11
                                           ----------           -----          ----------           -----
Outstanding and exercisable, end of year      400,000           $0.02           3,175,000           $0.30
                                           ==========           =====          ==========           =====
Weighted average fair value of options
granted                                                                                             $0.01
                                                                                                    =====


--------------------------------------------------------------------------------
Page F-27

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

The following table summarizes information related to stock options outstanding at December 31, 2004:

                                      Options Outstanding                              Options Exercisable
                        -------------------------------------------------         --------------------------------
                                           Weighted
                                            Average           Weighted                                Weighted
                                           Remaining          Average                                  Average
                                          Contractual         Exercise                                Exercise
  Exercise Price           Number        Life (Years)          Price                 Number             Price
------------------------------------------------------------------------------------------------------------------
      $0.02               400,000             1.04            $  0.02                400,000           $  0.02
                        ---------                            --------             ----------         ---------

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
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

                                                Year Ended December 31,                Year Ended December 31,
                                                          2004                                   2003
                                           -----------------------------------    ---------------------------------
                                                                  Weighted                              Weighted
                                               Warrants         Average Price        Warrants         Average Price
                                           ----------------    ---------------    ---------------     -------------
Outstanding, beginning of year                   8,646,000              $0.06          8,646,000             $0.09
Granted                                                 --                 --                 --                --
Exercised                                               --                 --                 --                --
Cancelled/Terminated                            (3,850,000)              0.05                 --                --
                                           ----------------    ---------------    ---------------     -------------
Outstanding and exercisable, end of year         4,796,000              $0.11          8,646,000             $0.09
                                           ================    ===============    ===============     =============
Weighted average fair value of warrants
granted                                                                                                         --
                                                                                                      =============


The following table summarizes information related to warrants outstanding at December 31, 2004:

                                      Warrants Outstanding                            Warrants Exercisable
                        -------------------------------------------------        --------------------------------
                                           Weighted
                                            Average           Weighted                               Weighted
                                           Remaining          Average                                 Average
                                          Contractual         Exercise                               Exercise
  Exercise Price           Number        Life (Years)          Price                 Number            Price
-----------------------------------------------------------------------------------------------------------------
      $0.02                 3,250,000          0.79           $  0.02              3,250,000         $  0.02
  $0.34 - $0.43             1,491,000          1.97              0.22              1,491,000            0.22
       1.62                    55,000          1.19              1.62                 55,000            1.62
                        -------------                      ----------           ------------       ---------
                            4,796,000                         $  0.11              4,796,000         $  0.11
===================     =========================================================================================

There were no warrants issued in 2003 and 2004.

12. IMPAIRMENT OF ASSETS

During the year ended December 31, 2004, the Company purchased 75 shares Electronic Film Market Online, Inc. in the amount of $88,000 and 18,000 shares of common stock of Beaver Information Technology (BIT), a Philippine based company, representing 9% of the issued and outstanding common stock of BIT for $273,710. Both Companies are privately held. The Company evaluated its investments based upon the fair market value of similar assets and wrote off the total amount of investments of $361,710 at this time. This is part of the asset impairment in the accompanying consolidated statements of operations.


As disclosed in the note #1 to the financial statements, an impairment loss is recognized when estimates of future undiscounted cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. At the time such flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values and any impairment


--------------------------------------------------------------------------------
Page F-29

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------


amount is charged to operations. Accordingly, based on these evaluations and in comparison of such investments with its market value, management adjusted the carrying value of investments to zero at October 31, 2004.


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

In February 2004, the Company entered into a 25-month lease agreement for its West Coast office. Monthly rental is $2,413 per month from February 1, 2004 to February 28, 2006. Minimum annual rentals for twelve-month periods ended, subsequent to December 31, 2004 are as follows:

                  Year                        Amount
                  2005                       $ 29,825
                  2006                          2,560
                                            ---------
                       Total                 $ 32,385

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


The three defendants, a former officer of Biomoda, Inc. and two other individuals, published thousands of false and defamatory statements, including vitriolic attacks on management of the Company and Biomoda, in a manner intended to cause direct harm to the Company, Biomoda and their management. These statements were published on public chat rooms, such as Raging Bull, as well as blogs.

The driving force behind the orchestrated and violent attacks on the Company and Biomoda is the Defendant, a former Biomoda vice president, alias, Athena_sword, alias Subpoena me, alias Hestia17. At the time the former Biomoda vice president joined Biomoda to try to raise capital, Biomoda was a small privately-held start-up company based in Albuquerque that was attempting to commercialize potentially life-saving cancer detection and treatment technology licensed from Los Alamos National Laboratories. In early 2002, the Company undertook to save Biomoda from extinction, and to protect the Company's prior investment, by providing financing, operational and management support. Biomoda is currently in the process of raising capital through an effective SB2 registration statement.

These negative messages have had a substantially negative effect on the value of the Company's shares, and on Biomoda's ability to attract new capital. On December 10, 2004, the Company and Biomoda brought claims against the former Biomoda vice president and her two co-conspirators in New Mexico for defamation, civil conspiracy, prima facie tort, injurious falsehood, and intentional interference with prospective advantage, based on the messages posted by the former Biomoda vice president and her two co-conspirators on Raging Bull. The Company and Biomoda sought damages as well as injunctive relief

Judgments totaling more than $14,000,000 were granted against two "screen names", one of which was identified subsequent to the date of the judgments. To date, the Company has located approximately $500,000 of assets on which to execute judgment, but has not made any recovery to date. The Company is continuing discovery to identify the other defendant and to locate additional assets upon which execution of judgment can be made. We cannot assess the amount of financial recovery at this time and consequently have made no financial record of these judgments.

The Company has not accounted for the now $14,000,000+ judgment because the amount to be collected is still uncertain. To be conservative, the Company has assigned zero value at this time.


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

--------------------------------------------------------------------------------
Page F-31

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

The following is information for the Company's reportable segments for the year ended December 31, 2004 (in thousands):

                                      2004                                          2003
                        ------------------------------            ----------------------------------------
                          ADOT    Biomoda  Unallocated   Total     ADOT     Biomoda  Unallocated    Total
----------------------------------------------------------------------------------------------------------
Revenue                $    --    $    --     $ --     $    --    $    --    $    --      $ --     $    --
Loss on Operations       3,578        708      -0-       4,286      3,287        302       -0-       3,589
Depreciation
    and amortization        25         15      -0-          40         73         12       -0-          85
Interest expense            18         30      -0-          48        165         28       -0-         193
Capital expenditure        539        278                  817        539        117       158         275
Net Loss               $(4,289)   $  (759)    $-0-     $(5,048)   $(3,590)   $  (311)     $-0-     $(3,901)

--------------------------------------------------------------------------------
Page F-32

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
  Biomoda, Inc.
  (A Development Stage Company)
  Albuquerque, New Mexico

We have audited the accompanying consolidated balance sheet of Biomoda, Inc. (a development stage company) as of December 31, 2004, and the related consolidated statements of operations, stockholder's deficit and cash flows for the year then ended and the period from January 3, 1990 (inception) to December 31, 2004. These financial statements are the responsibility of Biomoda, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements for the period from January 3, 1990 (inception) through December 31, 2003 were audited by other auditors whose reports expressed unqualified opinions on those statements. The consolidated financial statements for the period from January 3, 1990 (inception) through December 31, 2003 include total revenues and net loss of $23 and $1,717,544, respectively. Our opinion on the consolidated statements of operations, stockholders' deficit and cash flows for the period from January 3, 1990 (inception) through December 31, 2004, insofar as it relates to amounts for prior periods through December 31, 2003, is based solely on the reports of other auditors.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biomoda, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is a development stage company which experienced significant losses since inception with no significant revenues. Also discussed in Note 1 to the consolidated financial statements, a significant amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. Those conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Malone & Bailey, PC
Houston, Texas
www.malone-bailey.com

March 16, 2005

            REPORT OF INDEPENDENT REGISTRERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders
BioModa, Inc.

We have audited the consolidated statements of operations, stockholders' equity and cash flows of BioModa, Inc., a New Mexico corporation (the "Company"), for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of BioModa, Inc. for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.


/s/ Squar, Milner, Reehl & Williamson, LLP

Newport Beach, California
February 27, 2004

                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004

                                    ASSETS

Current Assets
        Cash                                                $     1,360
        Prepaid expenses                                          3,241
                                                            -----------
        Total Current Assets                                      4,601

Intangibles, net of accumulated
  amortization of $55,793                                       206,577
Property and Equipment, net of accumulated
  depreciation of $1,851                                         14,193
                                                            -----------

                                                            $   225,371
                                                            ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
        Accounts payable and accrued liabilities                231,511
        Advances from stockholders                              134,988
        Line of credit from an affiliated entity                975,165
                                                            -----------
        Total Current Liabilities                             1,341,664

Commitments and Contingencies                                        --

Stockholders' Deficit
        Class A redeemable preferred stock; no par value             --
          2,000,000 shares authorized; cumulative and
          convertible; liquidation and redemption values
          of $1.50 and $1.80 per share; no shares issued
          and outstanding
        Undesignated preferred stock; 2,000,000 shares               --
          authorized; no shares issued and outstanding
        Common stock, no par value, 100,000,000 shares
          authorized; 7,117,282 issued and outstanding        1,360,196
        Deficit accumulated during development stage         (2,476,489)
                                                            -----------

        Total Stockholders' Deficit                          (1,116,293)
                                                            -----------

                                                            $   225,371
                                                            ===========

See accompanying notes to these condensed consolidated financial statements.

                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND FOR THE PERIOD
              FROM JANUARY 3, 1990 (INCEPTION) TO DECEMBER 31, 2004

                                                                           January 3, 1990
                                                                             (Inception)
                                                                           to December 31,
                                                   2004           2003          2004
                                               -----------    -----------    -----------
Revenue                                        $        --    $        --    $        23
                                               -----------    -----------    -----------
Operating expenses
Professional fees                                  134,218         36,163        433,139
General and administrative                         106,139        182,434        332,927
Licensing fees                                      15,776         22,200         88,793
Research and development                           436,899         49,879      1,420,700
Depreciation and amortization                       15,348         11,657         60,758
                                               -----------    -----------    -----------

Total Operating Expenses                           667,550        302,333      2,336,317
                                               -----------    -----------    -----------

Loss from operations                              (708,380)      (302,333)    (2,336,294)
Other Income (Expenses)
Gain on forgivness of debt                          12,250         24,721         36,971
Interest income                                         --             --          3,870
Interest expense                                   (62,815)       (33,621)      (181,036)
Foreign currency transaction loss                       --             --             --
                                               -----------    -----------    -----------

Total Other Expenses                               (50,565)        (8,900)      (140,195)
                                               -----------    -----------    -----------

Loss Before Provision For Income Taxes            (758,945)      (311,233)    (2,476,489)
Provision for income taxes                              --             --             --
                                               -----------    -----------    -----------
Net Loss and Losses Accumulated
During Development Stage                       $  (758,945)   $  (311,233)   $(2,476,489)
                                               ===========    ===========    ===========
Basic and diluted weighted average number of
    common shares outstanding                    6,928,151      6,228,060
                                               ===========    ===========
Basic and diluted loss per common share        $     (0.11)   $     (0.05)
                                               ===========    ===========

See accompanying notes to these condensed consolidated financial statements.

                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
      FOR THE PERIOD FROM JANUARY 3, 1990 (INCEPTION) TO DECEMBER 31, 2004

                                                               Common Stock
                                                        -------------------------                                    Total
                                                                                    Additional                    Stockholders'
                                                                                     Paid in       (Accumulated     (Deficit)
                                                          Shares        Amount       Capital         Deficit)        Equity
                                                        -----------   -----------   -----------    -----------    -----------
INCEPTION                                                        --   $        --                  $        --    $        --
Issuance of Common Stock, June 26, 1991                   2,997,000        18,433   $        --                        18,433
Cumulative Net Loss for the period from January 3, 1990          --
        (date of inception) to December 31,1996
                                                                                                       (60,010)       (60,010)
                                                        -----------   -----------   -----------    -----------    -----------
BALANCE, DECEMBER 31, 1996                                2,997,000        18,433            --        (60,010)       (41,577)

Issuance of Common Stock Warrants on December 31, 1997           --            --            --                            --
       (100,952 warrants at exercise price of $.20)
Net loss                                                                                               (32,914)       (32,914)
                                                                                                   -----------    -----------
BALANCE, DECEMBER 31, 1997                                2,997,000        18,433            --        (92,924)       (74,491)

Issuance of Common Stock, January 20, 1998                   59,940        10,000            --                        10,000
Exercise of Common Stock Warrants on March 17, 1998         100,952        20,190            --                        20,190
Issuance of Common Stock, April 15, 1998, net of stock      631,578       276,350            --                       276,350
issuance costs
Issuance of Common Stock Options, April 15, 1998                           23,650            --                        23,650
Exercise of Common Stock Options, November 2, 1998           62,237        23,670            --                        23,670
Net loss                                                                                              (295,948)      (295,948)
                                                        -----------   -----------   -----------    -----------    -----------
BALANCE, DECEMBER 31, 1998                                3,851,707       372,293            --       (388,872)       (16,579)
Issuance of Common Stock, January 30, 1999                  180,000        87,300            --                        87,300
Issuance of Common Stock, for the month of March, 1999      310,000       150,300            --                       150,300
Issuance of Common Stock, May 29, 1999                       51,546        25,000            --                        25,000
Issuance of Common Stock, June 2, 1999                       95,092        50,000            --                        50,000
Issuance of Common Stock, September 30, 1999                 51,546        25,000            --                        25,000
Issuance of Common Stock, December 29, 1999                  92,005        50,143            --                        50,143
Net loss                                                                                              (303,956)      (303,956)
                                                        -----------   -----------   -----------    -----------    -----------
BALANCE, DECEMBER 31, 1999                                4,631,896       760,036            --       (692,828)        67,208

Exercise of Common Stock Options, February 24, 2000         166,535        80,770            --                        80,770
Issuance of Common Stock, May 12, 2000                      253,609        56,000            --                        56,000
Exercise of Common Stock Options, June 8, 2000               62,497        30,312            --                        30,312
Issuance of Common Stock, for the month of
     September, 2000                                         96,745        21,086            --                       21,086
Exercise of Common Stock Options, November 3, 2000           66,000         7,491            --                         7,491
Issuance of Common Stock for Services, December 8, 2000      40,000        19,400            --                        19,400
Net loss                                                                                              (257,139)      (257,139)
                                                        -----------   -----------   -----------    -----------    -----------
BALANCE, DECEMBER 31, 2000                                5,317,282       975,095            --       (949,967)        25,128

Issuance of Common Stock for Services, January 25, 2001       5,000         2,425            --                         2,425
Issuance of Common Stock, January 31, 2001                  160,000        24,000            --                        24,000
Issuance of Common Stock for Services, April 6, 2001         15,000         7,276            --                         7,276
Issuance of Common Stock, for the month of April, 2001      120,000        58,200            --                        58,200
Issuance of Common Stock, June 28, 2001                      20,000         9,700            --                         9,700
Issuance of Common Stock, for the month of August, 2001     110,000        53,500            --                        53,500
Issuance of Common Stock, November 7, 2001                   10,000         5,000            --                         5,000
Net loss                                                                                              (372,655)      (372,655)
                                                        -----------   -----------   -----------    -----------    -----------
BALANCE, DECEMBER 31, 2001                                5,757,282     1,135,196            --     (1,322,622)      (187,426)
Net loss                                                                                               (83,689)       (83,689)
                                                        -----------   -----------   -----------    -----------    -----------
BALANCE, DECEMBER 31, 2002                                5,757,282     1,135,196            --     (1,406,311)      (271,115)

Exercise of stock options, July 11, 2003                    980,000       147,000       147,000
Net loss                                                                                              (311,233)      (311,233)
                                                        -----------   -----------   -----------    -----------    -----------
BALANCE, DECEMBER 31, 2003                                6,737,282     1,282,196            --     (1,717,544)      (435,348)

Issuance of Common Stock for Service, February 9, 2004       35,000         5,250            --                         5,250
Exercise of Common stock Options, February 9, 2004           60,000        30,000            --                        30,000
Issuance of Common Stock for Services, August 5, 2004        85,000        12,750                                      12,750
Exercise of Common stock Options, September 27, 2004        200,000        30,000                                      30,000
Net loss, December 31, 2004                                                                           (758,945)      (758,945)
                                                        -----------   -----------   -----------    -----------    -----------
BALANCE, DECEMBER 31, 2004                                7,117,282   $ 1,360,196   $        --    $(2,476,489)   $(1,116,293)
                                                        -----------   -----------   -----------    -----------    -----------

The accompanying notes are an integral part of these consolidated financial statements

                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
    AND FOR THE PERIOD FROM JANUARY 3, 1990 (INCEPTION) TO DECEMBER 31, 2004

                                                                                                         January 3, 1990
                                                           Year Ended               Year Ended           (Inception) to
                                                        December 31, 2004        December 31, 2003      December 31, 2004
                                                        ------------------       -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $  (758,945)             $  (311,233)             $(2,404,031)
Adjustments to reconcile net loss to
     net cash used in operating activities:
Stock options expense                                             --                  147,000                  147,000
Issuance of common stock for services                          5,250                       --                   17,500
Issuance of common stock for bonuses to employees             12,750                       --                   10,710
Loss on sale of assets                                            --                       --                      358
Foreign currency transactions                                     --                       --                    3,247
Non-cash loss on debt settlement                               4,893                       --                       --
Deprecation and amortization                                  15,347                   11,658                   60,759
Changes in operating assets and liabilities:
Accounts receivable                                               --                       --                   (4,425)
Other Assets                                                      --                    1,184                   (4,548)
Accounts payable and accrued liabilities                     169,776                  (88,907)                 269,860
Advances from stockholders                                        --                    9,564                   15,700
                                                         -----------              -----------              -----------
Net cash flows used in operating activities                 (550,929)                (230,734)              (1,887,870)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                           (14,180)                  (1,867)                 (24,177)
Sale of property and equipment                                    --                       --                    1,139
Organizational costs                                              --                       --                     (560)
Patent, trademark and license fee                            (63,742)                 (40,830)                (262,371)
                                                         -----------              -----------              -----------
Net cash flows used in investing activities                  (77,922)                 (42,697)                (285,969)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholders' advances                              --                       --                   86,014
Proceeds from line of credit from an affiliated entity       625,464                  278,023                1,005,089
Issuance of common stock for cash                                 --                       --                1,084,096
                                                         -----------              -----------              -----------
Net cash flows provided by financing activities              625,464                  278,023                2,175,199
Net (decrease) increase in cash                               (3,387)                   4,592                    1,360
Cash, beginning of period                                      4,747                      155                       --
                                                         -----------              -----------              -----------
Cash, end of period                                      $     1,360              $     4,747              $     1,360
                                                         ===========              ===========              ===========
Supplemental disclosure of cash flow information:
Cash paid for :
      Interest                                           $        --              $        --              $        --
                                                         ===========              ===========              ===========
      Income Taxes                                       $        --              $        --              $        --
                                                         ===========              ===========              ===========

See accompanying notes to consolidated financial statements for more information on non-cash investing and financing activities during the periods ended December 31, 2004 and 2003, and for the period from January 3, 1990 (Inception) through December 31, 2004.

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

1.  ORGANIZATION

FORMATION AND NATURE OF BUSINESS

Biomoda, Inc. ("Biomoda") is a development stage company incorporated in the state of New Mexico on January 3, 1990 (Inception). In 2002, the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") of Advanced Optics Electronics, Inc. ("ADOT") replaced Biomoda's management team, affecting a change in control.  ADOT also owns  approximately  16% of Biomoda's  outstanding common stock. In 2003, the CEO and the CFO each acquired 7.27% of the outstanding common stock of Biomoda. On August 13, 2003, Biomoda formed a 100% owned subsidiary known as Biomoda Holdings, Inc., a Nevada corporation, for the purpose of research, development, production and marketing of medical and biomedical products. Biomoda and Biomoda Holdings, Inc. are hereinafter collectively referred to as the "Company".

The Company's primary focus is on early cancer detection technology. The Company's novel cell-targeting technology is globally patented for the detection of pre-cancerous and cancerous conditions in all human tissue. This technology, based on a compound called Tetrakis Carboxy Phenyl Porphine (TCPP), was developed at St. Mary's hospital in Colorado and Los Alamos National Laboratories. The Company obtained a worldwide exclusive license to the TCPP technology from the University of California in late 1995, and began new research broadening the scope of the original patent and technology. In November 2000, the Company filed a new U.S. provisional patent application defining the ability of the Company's version of the TCPP to detect pre-cancerous and cancerous conditions in all human tissue. The Company began the commercialization process by trademarking the technology as CyPath. Management expects to continue assay valuation work and register its product with the FDA in 2005.

On May 11, 2004, the Company's board of directors approved an increase in the number of shares of common stock authorized from 15,000,000 to 100,000,000. Pursuant to a registration statement on Form SB-2 (the "Registration Statement") under the Securities Act of 1933, as amended, the Company is offering for sale up to 6,000,000 shares of its common stock at a price of $3 per Share. The Registration Statement was declared effective on February 11, 2005. The Offering will terminate on the earlier of February 11, 2008 or the date on which the maximum number of shares have been sold. The Company has not sold any shares as of March 31, 2005.

DEVELOPMENT STAGE AND GOING CONCERN

The Company has been in the development stage since it began operations on January 3, 1990 and has not generated any revenues from operations and there is no assurance of any future revenues. As of December 31, 2004, the Company had an accumulated deficit of approximately $2,476,000 and a working capital deficit of approximately $1,337,000.

--------------------------------------------------------------------------------
F-7

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

1.  ORGANIZATION (continued)

DEVELOPMENT STAGE AND GOING CONCERN (continued)

In addition, the Company did not generate any cash from operations and had no cash reserve dedicated to fund expenditures. These factors create a substantial doubt as to the Company's ability to continue as a going concern.

The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval and for the commercialization of its products. Management expects to be able to raise enough funds to meet its working capital requirements through the sale of the Company's common stock offered in its Registration Statement. ADOT will continue to provide the Company with bridge financing needed to fund the day-to-day operations until the Company has raised sufficient capital to fund its operations (See Note 6).

There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company's consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of Company's management, who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Biomoda and its wholly owned subsidiary, Biomoda Holdings, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The Company prepares its consolidated financial statements in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

--------------------------------------------------------------------------------
F-8

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

USE OF ESTIMATES (continued)

Significant estimates made by management include, among others, realizability of long-lived assets and estimates for deferred income tax asset valuation allowances. Actual results could differ from those estimates.

RISKS AND UNCERTAINTIES

The Company has a limited operating history. The Company has not yet generated significant revenue from its business operations. As a new operating entity in its current form, the Company faces risks and uncertainties relating to its ability to successfully implement its strategy. Among other things, these risks include the ability to develop and sustain revenue growth; managing operations; competition; attracting, retaining and motivating qualified personnel; maintaining and developing new strategic relationships; and the ability to anticipate and adapt to the changing bio-technology market and any changes in government regulations. The Company has no experience in obtaining regulatory clearance of these types of products. Therefore, the Company may be subject to the risks of delays in obtaining or failing to obtain regulatory clearance and other uncertainties, including financial, operational, technological, regulatory and other risks associated with an emerging business, including the potential risks of business failure.

Biotech companies in general, and anti-cancer biopharmaceutical companies in particular, are stronger than they have ever been both in terms of products and finances. The Company is competing against companies with the financial and intellectual resources and expressed intent of performing rapid technological innovation and substantial scientific research. The Company's resources are limited and must be allocated to very focused objectives in order to succeed.

The area of biopharmaceutical research is subject to rapid and significant technological changes. Developments and advances in the medical industry by either competitors or neutral parties can affect the Company's business in either a positive or negative manner.

Developments and changes in technology that are favorable to the Company may significantly advance the potential of the Company's research while developments and advances in research methods outside of the methods the Company uses we are using may severely hinder, or halt completely the Company's development.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

--------------------------------------------------------------------------------
F-9

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

RISKS AND UNCERTAINTIES (continued)

Before marketing any of the Company's products, the Company will need to complete one or more clinical investigations of each product. There can be no assurance that the results of such clinical investigations will be favorable to the Company. During each investigative study and prior to its completion, the results of the investigations will remain blinded to ensure the integrity of the study. The Company will not know the results of any study, favorable or unfavorable to the Company, until after the study has been completed. Such data must be submitted to the FDA as part of any regulatory filing seeking approval to market the product. Even if the results are favorable, the FDA may dispute the claims of safety, efficacy, or clinical utility and not allow the product to be marketed. The sale price of the product may not be enough to recoup the amount of our investment in conducting the investigative studies.

The Company is a small company in terms of employees, technical and research resources and capital. These factors could hinder the Company's ability to meet changes in the medical industry as rapidly or effectively as competitors with substantially more resources.

Costs in complying with regulatory and legislative matters such as the Clinical Laboratory Improvement Amendment of 1988 (CLIA), which regulates the quality and reliability of medical testing in the United States, adverse changes in zoning laws, tax laws, or other laws affecting the medical and diagnostic industry may prove to be a major obstacle, both in respect of time and costs, in the Company's research and development.

The timing of regulatory filings and approvals, if any, for the Company's products are made less certain by the Company's strategy of seeking one or more collaborative arrangements with development and marketing partners, which may require that a collaborative partner be responsible for seeking and obtaining regulatory approvals either in foreign countries or in the United States. The Company intends to market its products throughout the world. There are numerous regulatory agencies that regulate the sale of diagnostic and therapeutic products, and these agencies may be affected or influenced by criteria materially different than those of the FDA. The sale of the Company's products may be materially affected by the policies of these regulatory agencies or the domestic politics of the countries involved. The Company has not applied for and does not now have the approval of any foreign country to sell its products for diagnostic or therapeutic use.

--------------------------------------------------------------------------------
F-10

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

CONCENTRATIONS

The financial instruments that potentially expose the Company to a concentration of credit risk principally consist of cash. The Company places its cash with high credit quality institutions.

From time to time the Company maintains cash balances at certain financial institutions in excess of the Federal Deposit Insurance Corporation ("FDIC") limit of $100,000. As of December 31, 2004, no such balances were in excess of the FDIC limit.

FAIR VALUES OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards ("SFAS") No. 107 "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS" requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash, accounts payable and accrued liabilities approximated their fair values as of December 31, 2004, due to their short-term nature.

The fair value of related party transactions are not determinable due to their related-party nature.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, which generally range between three and ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining lease terms. The Company has assumed that leases with terms of less than five years will be renewed and has used the estimated renewal time frame for amortization purposes. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement, other disposition of property and equipment or termination of a lease, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in results of operations.

--------------------------------------------------------------------------------
F-11

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

LONG-LIVED ASSETS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS No. 144 also requires companies to separately report discounted operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. There can be no assurance, however, that market conditions will not change which could result in impairment of long-lived assets in the future.

GOODWILL AND INTANGIBLE ASSETS

SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS", which is effective for fiscal years beginning after December 15, 2001, addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the consolidated financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their estimated useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as from a change in accounting principle. SFAS No. 142 has not had a material effect on the Company's consolidated financial statements since the Company does not have any goodwill or non-amortizable intangible assets.

--------------------------------------------------------------------------------
F-12

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

PATENTS

Costs incurred in connection with securing a patent, as well as attorneys fees, have been capitalized and amortized over seventeen years using the straight line-method. See Note 3 for additional information about patents. Costs related to patents pending are amortized beginning upon issuance of the related patents.

ADVERTISING

The Company expenses the cost of advertising when incurred. Advertising costs for the years ended December 31, 2004 and 2003 and for the period from Inception to December 31, 2004 were immaterial to the consolidated financial statements, and are included in selling, general and administrative expenses in the accompanying statement of operations.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations as incurred. The Company incurred approximately $437,000, $50,000 and $565,000 of research and development expenses for the years ended December 31, 2004 and 2003 and for the period from Inception through December 31, 2004.

INCOME TAXES

The Company accounts for income taxes under the provisions of SFAS No. 109, "ACCOUNTING FOR INCOME TAXES". SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse (See Note 9).

--------------------------------------------------------------------------------
F-13

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

COMPREHENSIVE INCOME

The Company reports comprehensive income in accordance with SFAS No. 130, "REPORTING COMPREHENSIVE INCOME". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized holding gains and losses, net of related tax effects, on available for sale securities to be included in comprehensive income until realized. Through December 31, 2004 the Company had no items of comprehensive income.

STOCK BASED COMPENSATION

The Company accounts for stock-based compensation issued to employees using the intrinsic value based method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." Under the intrinsic value based method, compensation expense is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," if fully adopted, changes the method of accounting for employee stock-based compensation to the fair value based method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant, stock volatility and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

The adoption of the accounting methodology of SFAS No. 123 is optional and the Company has elected to account for stock-based compensation issued to employees using APB No. 25; however, pro forma disclosures, as if the Company adopted the cost recognition requirement under SFAS No. 123, are required to be presented. For stock-based compensation issued to non-employees, the Company uses the fair value method of accounting under the provisions of SFAS No. 123.

--------------------------------------------------------------------------------
F-14

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

STOCK BASED COMPENSATION (continued)

SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, AN AMENDMENT OF SFAS NO. 123," was issued in December 2002 and is effective for fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim consolidated financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. See Note 7 for additional information on stock options.

In December 2004, the FASB issued SFAS No. 123R, "Accounting for Stock-Based Compensation". SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement is not expected to have a material impact on the financial statements of the Company during the calendar year 2006.

FASB Interpretation No. 44 ("FIN 44"), "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, AN INTERPRETATION OF APB 25," clarifies the application of APB No. 25 for (a) the definition of employee for purpose of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Management believes that the Company accounts for transactions involving stock compensation in accordance with FIN 44.

The following table illustrates the effect on net income (loss) as if the Company had applied the fair value recognition provisions of SFAS No. 123 for its stock-based employee compensation plans.

                                                        2004             2003
                                                     ---------        ---------
Net income (loss), as reported                       $(758,945)       $(311,233)
Stock based compensation, net of tax                        --               --
                                                     ---------        ---------
Net income (loss), pro forma                         $(758,945)       $(311,233)
                                                     =========        =========

--------------------------------------------------------------------------------
F-15

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

No options that can be valued were issued in the year ended December 31, 2004. In 2003, options to purchase 75,000 shares at a yet to be determined price were granted to an employee. The effects of applying SFAS No. 123 in the pro forma disclosure are not likely to be a representation of the pro forma effect on reported net income (loss) for future years. See Note 7 for additional disclosures related to the Company's common stock plans.

BASIC AND DILUTED LOSS PER COMMON SHARE

The Company computes loss per common share using SFAS No. 128 "EARNINGS PER SHARE". Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts, such as stock options and warrants to issue common stock, were exercised or converted into common stock. There were no dilutive potential common shares as of December 31, 2004 or 2003. Because the Company has incurred net losses and there are no potential common shares, basic and diluted loss per common share are the same.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS," establishes standards associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for consolidated financial statements for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have an impact on the Company's consolidated financial statements.

SFAS No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES," is effective for such activities initiated after December 31, 2002. Activities of this type include restructurings (such as relocation of a business and fundamental reorganizations of a business itself), which may give rise to costs such as contract cancellation provisions, employee relocation and one-time termination costs. SFAS No. 146 prohibits liability recognition based solely on management's intent, and requires that liabilities be measured at estimated fair value. The adoption of SFAS No. 146 did not have an impact on the Company's consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the estimated fair value of the obligation undertaken in issuing the guarantee.

--------------------------------------------------------------------------------
F-16

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure requirements became applicable in 2002. The Company is complying with the disclosure requirements of FIN No. 45. The other requirements of this pronouncement did not materially affect the Company's consolidated financial statements.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS (continued)

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

RECLASSIFICATIONS

Certain amounts in the December 31, 2003 consolidated financial statements have been reclassified to conform to the December 31, 2004 presentation.

3. PATENTS

The Company has entered into license agreements with a major university and national laboratory to obtain rights for the purpose of developing, manufacturing, and selling products using its patented technologies. Under such agreement, the Company will pay royalties at varying rates based upon the level of revenues from licensed products. The agreement continues as long as any licensed patents remain in force. The Company has not incurred any royalty expense during the period from January 3, 1990 (inception) to December 31, 2004. The Company also pays an annual fee in the amount of $15,000 to renew such license agreement. As of December 31, 2004, the company was in full compliance with the provisions of this agreement.

4.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following as of December 31, 2004:

Trade accounts payable                              $   70,390
Accrued expense and contingency                        137,922
Accrued taxes payable                                   23,199
                                                    ----------
                                                    $  231,511
                                                    ==========

--------------------------------------------------------------------------------
F-17

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

5.  ADVANCES FROM STOCKHOLDERS

As of December 31, 2004, the Company had advances and accrued interest of approximately $135,000 payable to two of its stockholders. Such advances historically bore interest at 10% per annum. On December 31, 2003, one of the stockholders agreed to forgive all accrued interest payable to him in the amount of approximately $25,000, which represents the gain on forgiveness of debt in the accompanying statements of operations. In 2004, he accepted 200,000 shares of common stock as repayment of the remaining balance. Interest expense related to such advances for the years ended December 31, 2004 and 2003 and for the period from Inception through December 31, 2004 were approximately $12,000, $27,000 and $123,000, respectively.

6.  LINE OF CREDIT FROM AN AFFILIATED ENTITY

On May 1, 2002, the Company entered into a line of credit agreement (the "Agreement") with ADOT with an annual interest rate of 5%. On May 1, 2003 the Agreement was amended to be payable on demand. As of December 31, 2004, the Company had a balance of approximately $975,000 on this line of credit. Interest expense related to such a line of credit for the years ended December 31, 2004, 2003 and for the period from Inception through December 31, 2004 was approximately $27,000, $7,000 and $34,000, respectively.

7. EQUITY TRANSACTIONS

PREFERRED STOCK

On June 19, 1991, the Company authorized the issuance of 4,000,000 shares of preferred stock. The Company designated 2,000,000 shares as the series A convertible preferred stock ("Series A"). Series A has liquidation and redemption values of $1.50 and $1.80 per share, respectively. The stock is subject to redemption at the discretion of the Company. Prior to redemption, each share of the Series A can be converted into one share of common stock at the discretion of the stockholders. The holders of Series A will be entitled to dividends equal to the amount of dividends for the number of shares of common stock into which it is entitled to be converted. As of December 31, 2004, the Company has not issued any preferred shares.

--------------------------------------------------------------------------------
F-18

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

7. EQUITY TRANSACTIONS (continued)

COMMON STOCK

During 2004, the Company authorized an increase in the number of authorized shares of common stock from 15,000,000 to 100,000,000.

On August 5, 2004 the Company issued 85,000 shares of restricted common stock to three of its employees for bonuses at approximately $12,750 (estimated by management to be the fair value at the date of grant).

OPTIONS

On July 11, 2003, the two officers exercised their options for 980,000 shares of the Company's common stock at an exercise price of $0.15 per share in lieu of deferred salary in the amount of $147,000. In December 2003, the Company granted options to purchase 75,000 shares of common stock to an employee. Such options will ultimately vest over four years, 10% at the end of six months and an additional 15% at the end of the first year, thereafter vesting 25% per year on a monthly basis. Such stock options expire ten years from the date of grant.

On September 29, 2004 one of the stockholders of the Company exercised stock options to purchase 200,000 shares of common stock at a price of $0.15 per share. Advances payable to that stockholder as of that date in the amount of approximately $25,000 were applied against the exercise price of such options. The Company recorded the difference of approximately $5,000 as loss on settlement of debt in 2004.

                                                                WEIGHTED-AVERAGE
                                             NUMBER OF SHARES    EXERCISE PRICE
                                             ----------------------------------
Options outstanding and exercisable at         2,630,000            $   0.19
       December 31, 2002
             Granted                              75,000                 --
             Exercised
                                                (980,000)           $   0.15
                                               ---------
                                               1,725,000            $   0.23
Options outstanding and exercisable at
       December 31, 2003
                                               =========
            Expired                              (60,000)           $   0.50
            Exercised                           (260,000)           $   0.50
                                               ---------
Options outstanding and exercisable at
         December 31, 2004                     1,405,000            $   0.20
                                               =========

--------------------------------------------------------------------------------
F-19

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

7. EQUITY TRANSACTIONS (continued)

The number of outstanding and exercisable options as of December 31, 2004 is provided below:

                                           OUTSTANDING AND EXERCISABLE
                           ------------------------------------------------------------
                                              WEIGHTED-AVERAGE     WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES   NUMBER OF SHARES    EXERCISE PRICE   REMAINING LIFE (YEARS)
---------------------------------------------------------------------------------------
       $0.15                      1,080,000        $0.15                 5.21
       $0.50                        250,000        $0.50                 3.53
                           ----------------
    undetermined                     75,000         n/a                  8.93
                           ----------------
                                  1,405,000
                           ================

8.  OTHER RELATED PARTY TRANSACTION

On May 1, 2002, the Company entered into an agreement with ADOT to sublease office space for $300 a month. The lease is on a month-to-month basis and the Company is to abide with all relevant covenants of the master lease.

On December 1, 2003, the Company entered into an agreement with ADOT to lease certain lab equipment for $500 a month.

9. INCOME TAXES

The components of the provision (benefit) for income taxes consists of the following for the years ended December 31:

                              2004        2003
                           ---------------------
Current:
     Federal               $     --      $    --
     State                       --           --
                           ---------------------
     Total Current               --           --
Deferred:
      Federal                    --           --
     State                       --           --
                           ---------------------
     Total Deferred        $     --      $    --
                           =====================

--------------------------------------------------------------------------------
F-20

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

For the years ended December 31, 2004 and 2003, and the period from Inception through December 31, 2004, the Company had no significant current or deferred net income tax expense. The Company has recorded a 100% on all deferred tax assets.

The net deferred income tax asset (liability) consists of the following at December 31, 2004:

Net Operating Losses                 $   783,225
Valuation allowance                     (783,225)
                                     -----------
                                              --
Deferred income tax liabilities               --
                                     -----------
                                     $        --
                                     ===========

Based upon the net operating losses incurred since inception, management has determined that it is more likely than not that the deferred tax asset as of December 31, 2004 will not be recognized. Consequently, the Company has established a valuation allowance against the entire deferred tax asset. The allowance for deferred tax assets increased by approximately $96,000 during 2004.

As of December 31, 2004, the Company had various federal and state net operating loss carry forward of approximately $2,304,000 that have initial carry forward periods between five and twenty years.

The utilization of some or all of the Company's net operating losses may be severely restricted now or in the future by a significant change in ownership as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. In addition, utilization of the Company's California net operating losses for the years beginning in 2002 and 2003 has been suspended under state law.

A reconciliation of income taxes computed at the U.S. Federal Statutory income tax rate to the provision (benefit) for income taxes is as follows:

                                                        2004             2003
                                                     ---------        ---------
U.S. Federal Statutory tax at 34%                    $(244,159)       $(105,820)
State Taxes, net of federal benefit                    (43,087)         (18,674)
         Valuation Allowance                           287,246          124,494
                                                     ---------        ---------
Provision (benefit) for income taxes                 $      --        $      --
                                                     =========        =========

--------------------------------------------------------------------------------
F-21

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

10.  LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the periods ended December 31:

                                                               2004           2003
                                                           -----------    -----------
Numerator for basic and diluted loss per
         common share:
     Net loss charged to common stockholders               $  (783,945)   $  (311,233)
Denominator for basic and diluted loss per common share:

     Weighted average number of shares                       6,928,151      6,228,060
                                                           -----------    -----------
Basic and diluted loss per common share                    $     (0.11)   $     (0.05)
                                                           ===========    ===========

The Company reported a net loss for the years ended December 31, 2004 and 2003. As a result, 1,725,000 and 1,650,000 shares of common stock issuable upon exercise of stock options have been excluded from the calculation of diluted loss per common share for the respective years because the inclusion of such stock options would be antidilutive.

11. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

On November 10, 2003, the Company entered into a one-year lease agreement, with one year renewal options, to lease a laboratory facility comprised of two labs and four offices. A one year renewal was executed on November 10, 2004. The monthly rental payment is in the amount of approximately $2,500.

Total rent expense for the years ended December 31, 2004 and 2003 and for the period from inception through December 31, 2004 was approximately $45,400, $9,400 and $79,000, respectively.

LEGAL MATTERS

From time to time, the Company may be involved in various claims, lawsuits, disputes with third parties, actions involving allegations or discrimination or breach of contract actions incidental to the normal operations of the business. The Company is currently not involved in any such litigation which management believes could have a material adverse effect on its financial position or result of operations.

--------------------------------------------------------------------------------
F-22