Form 10QSB/A
period 2005-06-30
ADVANCED OPTICS ELECTRONICS INC
filed 2005-11-09
CIK 1020657

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

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
    FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004 AND FOR THE PERIOD
               FROM MAY 22, 1996 (INCEPTION) THROUGH JUNE 30, 2005
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                       May 22, 1996
                                                                                                        (Inception)
                                                                                                          Through
                                                                                                          June 30,
                                                                           2005            2004            2005
                                                                       ------------    ------------    ------------
Cash flows from operating activities:
     Net loss                                                          $ (1,405,281)   $ (2,038,016)   $(21,230,391)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Intrinsic value of conversion features                                                  --         610,603
         Write off of organization costs/goodwill                                                --          63,020
         Extraordinary loss                                                                      --         189,280
         Inventory write off                                                                     --          29,293
         Amortization of discount on convertible notes and
           preferred stock                                                                       --         295,209
         Loss (Gain) on marketable securities                                                    --         127,928
         Loss on disposal of assets                                                              --           3,520
         Issuance of common stock for services                                                   --       6,504,726
         Issuance of Biomoda common stock and options for services                               --         165,000
         Issuance of notes payable for services                                                  --          50,000
         Exchange of stock investment for services                          290,839              --         290,839
         Increase in excess of costs and earnings over billings
           on uncompleted contract                                                               --      (2,050,000)
         Increase in allowance for loss on contract                                              --       2,050,000
         Loss (Gain) on extinguishment of debt                                                   --         556,088
         Interest accrued on convertible debentures                                              --         309,504
         Interest earned on note receivable from stockholder and
           related parties                                                                       --         (17,823)
         Depreciation and amortization                                       25,268         (44,852)        688,708
         Bad debt expense                                                                        --          15,000
         Asset impairment                                                                        --         592,884
         Other non-cash expenses                                                                 --          33,447
         Accrued interest                                                                        --          30,667
     Changes in operating assets and liabilities:
         Decrease (Increase) in other current assets                        (13,411)          3,328         (25,624)
         Decrease in inventory                                                                   --         (35,293)
         (Decrease) Increase in accounts payable and
           accrued expenses                                                  47,306        (160,201)         73,246
                                                                       ------------    ------------    ------------

     Net cash used in operating activities                               (1,055,279)     (2,239,741)    (10,390,420)
                                                                       ------------    ------------    ------------
Cash flows from investing activities:
     Purchases of property and equipment                                     (3,780)             --        (521,860)
     Additions to Patent, trademark and license fee,
       net of extraordinary gain                                            (41,460)        (52,854)       (146,032)
     Proceeds from sale of property and equipment                                --          50,928          23,800
     Investment in Genomed                                                    2,508        (956,343)       (897,492)
     Investment other                                                            --              --              --
     Investment in Biomoda, Inc.                                                 --              --        (383,845)
     Proceeds from sale of Biomoda, Inc. stock                                   --              --          28,930
     Advances to Biomoda, Inc.                                                   --              --         (38,432)
     Advances from shareholders                                                  --              --          14,009
     Sale of marketable securities                                               --              --         192,787
     Purchases of marketable securities                                          --         (20,302)       (645,334)
     Cash of variable entity on consolidation                                    --              --             155
     Decrease in certificates of deposit                                         --              --              --
     Increase in notes receivable                                            (3,033)        (28,500)        (52,612)
     Purchase of other assets                                                    --              --        (245,579)
                                                                       ------------    ------------    ------------

     Net cash used in investing activities                                  (45,765)     (1,007,071)     (2,671,504)
                                                                       ------------    ------------    ------------

--------------------------------------------------------------------------------
F-4                       See accompanying notes to the financial statements.

                                                                                                       May 22, 1996
                                                                                                        (Inception)
                                                                                                          Through
                                                                                                          June 30,
                                                                            2005          2004              2005
                                                                       ------------    ------------    ------------
Cash flows from financing activities:
     Principal repayments on notes payable and
        capital leases                                                           --              --        (269,987)
     Proceeds from notes payable                                                 --              --         622,776
     Issuance of common stock for cash                                      693,127       1,303,250      12,016,845
     Issuance of Biomoda common stock for cash                                   --              --          60,000
     (Increase) decrease in note receivable stockholder                      17,212              --          11,790
     Repayment for advances from officer                                    (15,000)             --         (15,000)
     Proceeds from sale of treasury stock                                        --              --         225,419
     Purchase of treasury stock                                              (1,752)         (6,543)       (260,129)
     Proceeds from issuance of convertible debt                                  --              --       1,270,965
     Principal repayments on convertible debt                                    --        (492,820)       (395,560)
                                                                       ------------    ------------    ------------

     Net cash provided by financing activities                              693,587         803,887      13,267,119
                                                                       ------------    ------------    ------------
Net (decrease) increase in cash                                            (407,457)     (2,442,925)        205,195

Cash at beginning of period                                                 612,652       3,964,609              --
                                                                       ------------    ------------    ------------

Cash at end of period                                                  $    205,195    $  1,521,684    $    205,195
                                                                       ============    ============    ============
Supplemental disclosure of cash flow
   information -
   Cash paid during the year for:
         Interest                                                      $         --    $         --
                                                                       ============    ============
         Income taxes                                                  $         --    $         --
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

Available-for-sale securities consist of securities in GenoMed and are carried at fair value with the unrealized gain or loss, net of tax, reported in accumulated other comprehensive income. The fair value of marketable securities was determined based on available market price information on the dates of transactions. During the six months ended June 30, 2005, the Company transferred 4,571,000 shares valued at $290,839 to consultants in exchange for services. An additional 9,900,000 shares of GenoMed were allocated as reserve for services at a value of $693,000.

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

During the six months ended June 30, 2005, the Company issued 21,000,000 shares of common stock for its convertible debentures. Conversion price per share shall be the lesser of 75% of the average of the three lowest closing bid prices during the 30 trading days prior to but not including the issue date of the debentures and 80% of the average of the three lowest closing bid prices during the 90 trading days immediately prior to but not including the conversion date, which is approximately $0.01 per share. These shares were valued at approximately $31,122.

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

BIOMODA, INC.

Beginning with the 2004 10-KSB, the Company has consolidated the financial statements of Advanced Optics Electronics, Inc with the financial statements of Biomoda, Inc.. This has been done in order to comply with FIN 46, a pronouncement that became effective December 15, 2004. The nature of Biomoda's business is substantially different from that of Advanced Optics Electronics, Inc.. The following is a discussion of Biomoda's results of operations, financialcondition and liquidity. More information about Biomoda is available in Biomoda's 2004 10-KSB which is accessible from the SEC website. The SEC website (HTTP://WWW.SEC.GOV) contains reports and information statements and other information regarding Biomoda and other companies that file materials with the SEC electronically.

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

                         ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES


Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report, June 30, 2005). Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective.


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

Dated: November 4, 2005

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