Form 10QSB
period 2005-09-30
ADVANCED OPTICS ELECTRONICS INC
filed 2005-11-15
CIK 1020657

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the nine month period ended: September 30, 2005

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

         The number of issuer's shares of Common Stock outstanding as of November 4, 2005 was 5,315,707,055

         Transitional Small Business Disclosure Format (check one): Yes   No  X
                                                                       ---   ---

PART I:  FINANCIAL INFORMATION
ITEM 1:  Financial Statements

--------------------------------------------------------------------------------
                   ADVANCED OPTICS ELECTRONICS, INC.
                     (A Development Stage Company)
                       CONSOLIDATED BALANCE SHEET
                           SEPTEMBER 30, 2005
                              (Unaudited)
--------------------------------------------------------------------------------

                                 ASSETS

Current Assets

           Cash and cash equivalents                                            $    132,342
           Marketable securities                                                     928,908
           Other current assets                                                       21,419
                                                                                ------------

                Total current assets                                               1,082,669

Intangibles, net of accumulated amortization of $67,792                              206,038

Property and Equipment, net of accumulated depreciation of $429,062                  129,646

Other Assets

           Notes receivable and deposits                                              53,395

                                                                                ------------
                                                                                $  1,471,748
                                                                                ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

           Accounts payable                                                     $    121,904
           Accrued expenses                                                          387,743
           Advances from shareholders                                                146,683
           Advances from officer                                                      64,710
           Convertible debentures                                                     82,584
                                                                                ------------

                Total current liabilities                                            803,624
                                                                                ------------

Commitments and Contingencies

Stockholders' Equity

           Preferred stock, $0.001 par value, 10,000,000 shares authorized;
             no shares issued and outstanding                                             --
           Common stock, $0.001 par value, 6,000,000,000 shares authorized;
             4,940,836,349 shares issued and outstanding                           4,940,836
           Treasury stock, at cost                                                   (39,266)
           Notes receivable from officers                                            (66,659)
           Additional paid in capital                                             17,236,348
           Accumulated other comprehensive income                                    289,427
           Deficit accumulated during the development stage                      (21,692,562)
                                                                                ------------

                Total stockholders' equity                                           668,124
                                                                                ------------

                                                                                $  1,471,748
                                                                                ============

--------------------------------------------------------------------------------
F-1             See accompanying notes to the consolidated financial statements.

--------------------------------------------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (A Development Stage Company)
          For the Three Month Periods Ended September 30, 2005 and 2004
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                              2005                2004
                                                         ---------------     ---------------
CONTRACT REVENUES                                        $            --     $            --

OPERATING EXPENSES
      General and administrative                                 196,576             209,660
      Payroll and related                                        243,782             174,542
      Research and development                                    16,189             133,421
      Professional Fees                                            6,468              16,923
      Depreciation & amortization                                 14,032              30,718
      Licensing Fees                                                 125                  --
      Inventory write-off                                             --                  --
      Asset impairment                                                --                  --
                                                         ---------------     ---------------
                      Total operating expenses                   477,172             565,264

LOSS ON CONTRACT                                                      --              86,382
                                                         ---------------     ---------------

OPERATING LOSS                                                  (477,172)           (651,646)
                                                         ---------------     ---------------
OTHER INCOME (EXPENSES)
      Interest income                                              1,799                  --
      Realized loss on marketable equity securities               23,324                  --
      Other investment gains                                          --                  --
      Loss from investment in Biomoda, Inc.                           --                  --
      Gain (loss) on disposal of assets                               --                  --
      Gain (loss) on settlement of debts                         (10,122)                 --
      Interest expense                                                --               (450)
      Other income                                                    --                  --
                                                         ---------------     ---------------
                     Total other income (expenses)                15,001                (450)
                                                         ---------------     ---------------
NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE & EXTRAORDINARY LOSS                 (462,171)           (652,096)

EXTRAORDINARY LOSS                                                    --                  --

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE                                                          --                  --
                                                         ---------------     ---------------
NET LOSS                                                        (462,171)           (652,096)

OTHER COMPREHENSIVE (LOSS) GAIN
      Unrealized gain (loss) on marketable securities           (390,806)            (13,849)
                                                         ---------------     ---------------

COMPREHENSIVE LOSS                                       $      (852,977)    $      (665,945)
                                                         ===============     ===============

Basic and diluted net loss before cumulative effect of
   change in accounting principle available to common
   shareholder per common share and extraordinary loss   $        (0.000)    $        (0.000)

Extraordinary loss                                                    --                  --

Cumulative effect of change in accounting principle                   --                  --
                                                         ---------------     ---------------
Basic and diluted net loss available to common
shareholder per common share                             $        (0.000)    $        (0.000)
                                                         ===============     ===============
Basic and diluted weighted average common shares
  outstanding                                              4,609,096,349       2,933,421,132
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

--------------------------------------------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (A Development Stage Company)
 For the Nine Month Periods Ended September 30, 2005 and 2004 and For The Period
            From May 22, 1996 (Inception) Through September 30, 2005
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                      May 22, 1996
                                                                                                      (Inception)
                                                                                                        Through
                                                                                                      September 30,
                                                                   2005               2004               2005
                                                             ---------------    ---------------    ---------------
CONTRACT REVENUES                                            $            --    $            --    $            --

OPERATING EXPENSES
      General and administrative                                     971,146          1,192,829         11,576,109
      Payroll and related                                            766,773            609,803          2,299,570
      Research and development                                        55,138            604,720          2,156,787
      Professional Fees                                               19,724             68,915            190,105
      Depreciation & amortization                                     39,301             38,005            164,781
      Licensing Fees                                                  15,125             15,000             53,101
      Inventory write-off                                                 --                 --             29,293
      Asset impairment                                                    --                 --            592,884
                                                             ---------------    ---------------    ---------------
                           Total operating expenses                1,867,207          2,529,272         17,062,630

LOSS ON CONTRACT                                                          --            168,455          2,255,944
                                                             ---------------    ---------------    ---------------

OPERATING LOSS                                                    (1,867,207)        (2,697,727)       (19,318,574)
                                                             ---------------    ---------------    ---------------
OTHER INCOME (EXPENSES)
      Interest income                                                  2,791                 15             98,915
      Realized gain (loss) on marketable equity securities            21,177             17,747           (106,751)
      Other investment gains                                              --                 --             59,784
      Loss from investment in Biomoda, Inc.                               --                 --           (289,750)
      Gain (loss) on disposal of assets                                   --                 --             (3,520)
      Gain (loss) on settlement of debts                                  --                 --           (556,088)
      Interest expense                                               (24,213)           (10,147)        (1,324,829)
      Other income                                                        --                 --                551
                                                             ---------------    ---------------    ---------------
                     Total other income (expenses)                      (245)             7,615         (2,121,688)
                                                             ---------------    ---------------    ---------------
NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE & EXTRAORDINARY LOSS                      (1,867,452)        (2,690,112)       (21,440,262)

EXTRAORDINARY LOSS                                                        --                 --           (189,280)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE                                                                 --                 --            (63,020)
                                                             ---------------    ---------------    ---------------

NET LOSS                                                     $    (1,867,452)   $    (2,690,112)   $   (21,692,562)
                                                             ===============    ===============    ===============
OTHER COMPREHENSIVE (LOSS) GAIN
      Unrealized gain (loss) on marketable securities                299,118           (140,029)           289,427
                                                             ---------------    ---------------    ---------------

COMPREHENSIVE LOSS                                                (1,568,334)        (2,830,141)       (21,403,135)
                                                             ===============    ===============    ===============

Basic and diluted net loss before cumulative effect of
   change in accounting principle available to common
   shareholder per common share and extraordinary loss                          $        (0.000)

Extraordinary loss                                                        --                 --

Cumulative effect of change in accounting principle                       --                 --
                                                             ---------------    ---------------
Basic and diluted net loss available to common shareholder
per common share                                             $        (0.000)   $        (0.001)
                                                             ===============    ===============

Basic and diluted weighted average common shares
  outstanding                                                  3,975,833,451      2,887,373,986
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

                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND
                              COMPREHENSIVE INCOME
     For The Period From May 22, 1996 (Inception) Through September 30, 2005
--------------------------------------------------------------------------------


                                                                   Preferred Stock                      Common Stock
                                                          --------------------------------    --------------------------------
                                                               Shares            Amount           Shares            Amount
                                                          --------------    --------------    --------------    --------------

Balance at May 22, 1996 (Inception)                                   --    $           --                --    $           --
Stock issued to incorporators for cash                                --                --           500,000               500
Stock issued for the net assets of PLZ Tech, Inc.                     --                --         4,500,000             4,500
Net loss                                                              --                --                --                --
                                                          --------------    --------------    --------------    --------------

Balance, December 31, 1996                                            --                --         5,000,000             5,000
Stock issued for cash and services                                    --                --         2,281,212             2,281
Net loss                                                              --                --                --                --
                                                          --------------    --------------    --------------    --------------

Balance, December 31, 1997                                            --                --         7,281,212             7,281
Stock issued for cash                                                 --                --        10,979,275            10,979
Stock issued for services                                             --                --         2,751,000             2,751
Stock issued in exchange for note receivable                          --                --           315,000               315
Purchase and retirement of treasury stock                             --                --          (472,200)             (472)
Net loss                                                              --                --                --                --
                                                          --------------    --------------    --------------    --------------

Balance, December 31, 1998                                            --                --        20,854,287            20,854
Stock issued for cash                                                 --                --         8,681,624             8,682
Stock issued for services                                             --                --        17,094,313            17,094
Intrinsic value of beneficial conversion feature of
   notes payable                                                      --                --                --                --
Fair value of warrants related to notes payable                       --                --                --                --
Purchase and retirement of treasury stock                             --                --          (489,251)             (489)
Purchase of treasury stock                                            --                --                --                --
Sale of treasury stock                                                --                --                --                --
Net loss                                                              --                --                --                --
                                                          --------------    --------------    --------------    --------------

Balance, December 31, 1999                                            --                --        46,140,973            46,141
Stock issued for cash                                                710                 1           782,000               782
Stock issued for services                                             --                --         3,955,202             3,955
Purchase of treasury stock                                            --                --                --                --
Sale of treasury stock                                                --                --                --                --
Exercise of stock options for notes receivable                        --                --         1,850,000             1,850
Amortization of discount of convertible preferred stock               --                --                --                --
Exercise of preferred stock conversion feature                        --                --         9,200,000             9,200
Issuance of convertible debentures                                    --                --                --                --
Exchange of preferred stock for convertible debentures              (710)               (1)               --                --
Intrinsic value of convertible debenture                              --                --                --                --
De-investment in Wizard Technologies                                  --                --                --                --
Net loss                                                              --                --                --                --
                                                          --------------    --------------    --------------    --------------

Balance, December 31, 2000                                            --                --        61,928,175            61,928


--------------------------------------------------------------------------------
F-4             See accompanying notes to the consolidated financial statements.


Stock issued for cash                                                 --                --         1,382,778             1,383
Stock issued for services                                             --                --        10,461,498            10,461
Purchase of treasury stock                                            --                --                --                --
Amortization of discount on convertible debentures                    --                --                --                --
Stock issued upon debt conversion                                     --                --         7,064,886             7,065
Net loss                                                              --                --                --                --
                                                          --------------    --------------    --------------    --------------

Balance, December 31, 2001                                            --                --        80,837,337            80,837
Stock issued for cash                                                 --                --       315,845,000           315,845
Stock issued for services                                             --                --       115,768,000           115,768
Purchase of treasury stock                                            --                --                --                --
Sale of treasury stock                                                --                --                --                --
Exercise of stock options for notes receivable                        --                --         1,100,000             1,100
Advances to officer                                                   --                --                --                --
Reclass of accrued interest with note receivable                      --                --                --                --
Stock issued upon debt conversion                                     --                --        78,695,566            78,696
Retroactive application of equity method for investment               --
  in Bio Moda, Inc.                                                   --                --                --                --
Net loss                                                              --                --                --                --
                                                          --------------    --------------    --------------    --------------

Balance, December 31, 2002                                            --                --       592,245,903           592,246
Stock issued for cash                                                 --                --     1,477,760,000         1,477,760
Stock issued for services                                             --                --       367,249,994           367,250
Purchase of treasury stock                                            --                --                --                --
Sale of treasury stock                                                --                --                --                --
Accrued interest on advances to officer                               --                --                --                --
Cancellation of stock issued for note receivable                      --                --        (2,950,000)           (2,950)
Stock issued upon debt conversion, including
   $67,000 of interest                                                --                --       320,830,452           320,830
Unrealized holding gain on available for sale securities              --                --                --                --
Net loss                                                              --                --                --                --
                                                          --------------    --------------    --------------    --------------

Balance, December 31, 2003                                            --                --     2,755,136,349         2,755,136
Stock issued for cash                                                 --                --       462,800,000           462,800
Stock issued for services                                             --                --        47,200,000            47,200
Purchase of treasury stock                                            --                --                --                --
Sale of treasury stock                                                --                --                --                --
Stock issued upon debt conversion, including
    $166,240 of interest                                              --                --       103,000,000           103,000
Realized loss on sale of market of available for
    sale securities, net                                              --                --                --                --
Net loss                                                              --                --                --                --
                                                          --------------    --------------    --------------    --------------

Balance, December 31, 2004                                            --                --     3,368,136,349         3,368,136
Stock issued for cash                                                 --                --     1,551,700,000         1,551,700
Stock issued for services                                             --                --                --                --
Purchase of treasury stock                                            --                --                --                --
Sale of treasury stock                                                --                --                --                --
Accrued interest on advances to officer                               --                --                --                --
Stock issued upon debt conversion                                     --                --        21,000,000            21,000
Realized loss on sale of market of available for
    sale securities, net                                              --                --                --                --
Net loss                                                              --                --                --                --
                                                          --------------    --------------    --------------    --------------
Balance, September 30, 2005                                           --    $           --     4,940,836,349    $    4,940,836
                                                          ==============    ==============    ==============    ==============

--------------------------------------------------------------------------------
F-5             See accompanying notes to the consolidated financial statements.



                                                                   Treasury Stock
                                                          --------------------------------       Additional
                                                                                                   Paid In            N/R
                                                               Shares            Amount            Capital        Stockholder
                                                          ---------------   --------------    --------------    --------------

Balance at May 22, 1996 (Inception)                                   --    $           --    $           --    $           --
Stock issued to incorporators for cash                                --                --            24,500                --
Stock issued for the net assets of PLZ Tech, Inc.                     --                --           281,096                --
Net loss                                                              --                --                --                --
                                                          ---------------   --------------    --------------    --------------

Balance, December 31, 1996                                            --                --           305,596                --
Stock issued for cash and services                                    --                --           362,720                --
Net loss                                                              --                --                --                --
                                                          --------------    --------------    --------------    --------------

Balance, December 31, 1997                                            --                --           668,316                --
Stock issued for cash                                                 --                --         1,281,728                --
Stock issued for services                                             --                --           293,719                --
Stock issued in exchange for note receivable                          --                --            28,685                --
Purchase and retirement of treasury stock                             --                --           (39,913)               --
Net loss                                                              --                --                --                --
                                                          --------------    --------------    --------------    --------------

Balance, December 31, 1998                                            --                --         2,232,535                --
Stock issued for cash                                                 --                --           855,101                --
Stock issued for services                                             --                --         1,469,320                --
Intrinsic value of beneficial conversion feature of
   notes payable                                                      --                --           174,610                --
Fair value of warrants related to notes payable                       --                --           125,000                --
Purchase and retirement of treasury stock                             --                --           (10,643)               --
Purchase of treasury stock                                      (229,000)          (41,760)               --                --
Sale of treasury stock                                            85,000            11,130            24,334                --
Net loss                                                              --                --                --                --
                                                          --------------    --------------    --------------    --------------

Balance, December 31, 1999                                      (144,000)          (30,630)        4,870,257                --
Stock issued for cash                                                 --                --         1,012,710                --
Stock issued for services                                             --                --         1,726,197                --
Purchase of treasury stock                                       (63,500)          (46,486)               --                --
Sale of treasury stock                                           142,400            22,542            54,771                --
Exercise of stock options for notes receivable                        --                --           220,150          (193,427)
Amortization of discount of convertible preferred stock               --                --           159,677                --
Exercise of preferred stock conversion feature                        --                --           533,678                --
Issuance of convertible debentures                                    --                --           263,830                --
Exchange of preferred stock for convertible debentures                --                --          (869,678)               --
Intrinsic value of convertible debenture                              --                --           227,898                --
De-investment in Wizard Technologies                                  --                --           (59,583)               --
Net loss                                                              --                --                --                --
                                                          --------------    --------------    --------------    --------------

Balance, December 31, 2000                                       (65,100)          (54,574)        8,139,907          (193,427)
Stock issued for cash                                                 --                --            66,844                --
Stock issued for services                                             --                --           412,284                --
Purchase of treasury stock                                      (251,700)          (16,215)               --                --
Amortization of discount on convertible debentures                    --                --           143,875                --
Stock issued upon debt conversion                                     --                --           147,008                --
Net loss                                                              --                --                --                --
                                                          --------------    --------------    --------------    --------------

Balance, December 31, 2001                                      (316,800)          (70,789)        8,909,918          (193,427)
Stock issued for cash                                                 --                --           229,816                --
Stock issued for services                                             --                --           366,301                --
Purchase of treasury stock                                    (1,400,000)           (8,732)               --                --
Sale of treasury stock                                           507,800            72,887           (65,058)               --
Exercise of stock options for notes receivable                        --                --            20,900           (22,000)
Advances to officer                                                   --                --                --           (34,300)
Reclass of accrued interest with note receivable                      --                --                --           (59,175)
Stock issued upon debt conversion                                     --                --           348,324                --
Retroactive application of equity method for investment
  in Bio Moda, Inc.                                                   --                --                --                --
Net loss                                                              --                --                --                --
                                                          --------------    --------------    --------------    --------------

Balance, December 31, 2002                                    (1,209,000)           (6,634)        9,810,201          (308,902)

--------------------------------------------------------------------------------
F-6             See accompanying notes to the consolidated financial statements.



Stock issued for cash                                                 --                --         4,553,055                --
Stock issued for services                                             --                --         1,464,845                --
Purchase of treasury stock                                   (13,250,000)          (61,943)               --                --
Sale of treasury stock                                         9,950,000            24,846            31,707                --
Accrued interest on advances to officer                               --                --                --            (2,397)
Cancellation of stock issued for note receivable                      --                --          (241,050)          244,000
Stock issued upon debt conversion, including
   $67,000 of interest                                                --                --           337,563                --
Unrealized holding gain on available for sale securities              --                --                --                --
Net loss
                                                          --------------    --------------    --------------    --------------

Balance, December 31, 2003 (as restated)                      (4,509,000)          (43,731)       15,956,321           (67,299)
Stock issued for cash                                                 --                --           656,231                --
Stock issued for services                                             --                --           207,580                --
Purchase of treasury stock                                    (9,800,000)          (41,724)               --                --
Sale of treasury stock                                        14,100,000            48,260                --                --
Stock issued upon debt conversion, including
    $166,240 of interest                                              --                --         1,022,790                --
Realized loss on sale of market of available for
    sale securities, net                                              --                --                --                --
Net loss                                                              --                --                --                --
                                                          --------------    --------------    --------------    --------------

Balance, December 31, 2004                                      (209,000)          (37,195)       17,842,922           (67,299)
Stock issued for cash                                                 --                --          (616,696)               --
Stock issued for services                                             --                --                --                --
Purchase of treasury stock                                    (3,370,000)           (3,266)               --                --
Sale of treasury stock                                         1,804,000             1,195                --                --
Accrued interest on advances to officer                               --                --                --               640
Stock issued upon debt conversion                                     --                --            10,122                --
Realized loss on sale of market of available for
    sale securities, net                                              --                --                --                --
Net loss                                                              --                --                --                --
                                                          --------------    --------------    --------------    --------------
Balance, September 30, 2005                                   (1,775,000)   $      (39,266)   $   17,236,348    $      (66,659)
                                                          ==============    ==============    ==============    ==============


--------------------------------------------------------------------------------
F-7             See accompanying notes to the consolidated financial statements.


                                                                               Deficit
                                                             Other           Accumulated          Total
                                                          Comprehensive      During the       Stockholders'
                                                             Income       Development Stage  equity (deficit)

                                                          --------------  -----------------  ----------------

Balance at May 22, 1996 (Inception)                       $           --    $           --   $            --
Stock issued to incorporators for cash                                --                --            25,000
Stock issued for the net assets of PLZ Tech, Inc.                     --                --           285,596
Net loss                                                              --           (76,902)          (76,902)
                                                          --------------    --------------    --------------

Balance, December 31, 1996                                            --           (76,902)          233,694
Stock issued for cash and services                                    --                --           365,001
Net loss                                                              --           (84,690)          (84,690)
                                                          --------------    --------------    --------------

Balance, December 31, 1997                                            --          (161,592)          514,005
Stock issued for cash                                                 --                --         1,292,707
Stock issued for services                                             --                --           296,470
Stock issued in exchange for note receivable                          --                --            29,000
Purchase and retirement of treasury stock                             --                --           (40,385)
Net loss                                                              --          (752,111)         (752,111)
                                                          --------------    --------------    --------------

Balance, December 31, 1998                                            --          (913,703)        1,339,686
Stock issued for cash                                                 --                --           863,783
Stock issued for services                                             --                --         1,486,414
Intrinsic value of beneficial conversion feature of
   notes payable                                                      --                --           174,610
Fair value of warrants related to notes payable                       --                --           125,000
Purchase and retirement of treasury stock                             --                --           (11,132)
Purchase of treasury stock                                            --                --           (41,760)
Sale of treasury stock                                                --                --            35,464
Net loss                                                              --        (2,765,862)       (2,765,862)
                                                          --------------    --------------    --------------

Balance, December 31, 1999                                            --        (3,679,565)        1,206,203
Stock issued for cash                                                 --                --         1,013,493
Stock issued for services                                             --                --         1,730,152
Purchase of treasury stock                                            --                --           (46,486)
Sale of treasury stock                                                --                --            77,313
Exercise of stock options for notes receivable                        --                --            28,573
Amortization of discount of convertible preferred stock               --                --           159,677
Exercise of preferred stock conversion feature                        --                --           542,878
Issuance of convertible debentures                                    --                --           263,830
Exchange of preferred stock for convertible debentures                --                --          (869,679)
Intrinsic value of convertible debenture                              --                --           227,898
De-investment in Wizard Technologies                                  --                --           (59,583)
Net loss                                                              --        (3,827,873)       (3,827,873)
                                                          --------------    --------------    --------------

Balance, December 31, 2000                                            --        (7,507,438)          446,396
Stock issued for cash                                                 --                --            68,227
Stock issued for services                                             --                --           422,745
Purchase of treasury stock                                            --                --           (16,215)
Amortization of discount on convertible debentures                    --                --           143,875
Stock issued upon debt conversion                                     --                --           154,073
Net loss                                                              --        (1,985,142)       (1,985,142)
                                                          --------------    --------------    --------------

Balance, December 31, 2001                                            --        (9,492,580)         (766,041)

--------------------------------------------------------------------------------
F-8             See accompanying notes to the consolidated financial statements.





Stock issued for cash                                                 --                --           545,661
Stock issued for services                                             --                --           482,069
Purchase of treasury stock                                            --                --            (8,732)
Sale of treasury stock                                                --                --             7,829
Exercise of stock options for notes receivable                        --                --                --
Advances to officer                                                   --                --           (34,300)
Reclass of accrued interest with note receivable                      --                --           (59,175)
Stock issued upon debt conversion                                     --                --           427,020
Retroactive application of equity method for investment
  in Bio Moda, Inc.                                                   --           (97,674)          (97,674)
Net loss                                                              --        (1,285,830)       (1,285,830)
                                                          --------------    --------------    --------------

Balance, December 31, 2002                                            --       (10,876,084)         (789,173)
Stock issued for cash                                                 --                --         6,030,815
Stock issued for services                                             --                --         1,832,095
Purchase of treasury stock                                            --                --           (61,943)
Sale of treasury stock                                                --                --            56,553
Accrued interest on advances to officer                               --                --            (2,397)
Cancellation of stock issued for note receivable
Stock issued upon debt conversion, including
   $67,000 of interest                                                --                --           658,393
Unrealized holding gain on available for sale securities          17,449                --            17,449
Net loss                                                              --        (3,900,959)       (3,900,959)
                                                          --------------    --------------    --------------

Balance, December 31, 2003                                        17,449       (14,777,043)        3,840,833
Stock issued for cash                                                 --                --         1,119,031
Stock issued for services                                             --                --           254,780
Purchase of treasury stock                                            --                --           (41,724)
Sale of treasury stock                                                --                --            48,260
Stock issued upon debt conversion, including
    $166,240 of interest                                              --                --         1,125,790
Realized loss on sale of market of available for
    sale securities, net                                         (27,140)               --           (27,140)
Net loss                                                              --        (5,048,067)       (5,048,067)
                                                          --------------    --------------    --------------
Balance, December 31, 2004                                        (9,691)      (19,825,110)        1,271,763

Stock issued for cash                                                 --                --           935,004
Stock issued for services                                             --                --                --
Purchase of treasury stock                                            --                --            (3,266)
Sale of treasury stock                                                --                --             1,195
Accrued interest on advances to officer                               --                --               640
Stock issued upon debt conversion                                     --                --            31,122
Realized loss on sale of market of available for
    sale securities, net                                         299,118                --           299,118
Net loss                                                              --        (1,867,452)       (1,867,452)
                                                          --------------    --------------    --------------
                                                          $      289,427    $  (21,692,562)   $     (668,124)
                                                          ==============    ==============    ==============


--------------------------------------------------------------------------------
F-9             See accompanying notes to the consolidated financial statements.

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
 FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004 AND FOR THE PERIOD
            FROM MAY 22, 1996 (INCEPTION) THROUGH SEPTEMBER 30, 2005
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                                 May 22, 1996
                                                                                                                 (Inception)
                                                                                                                   Through
                                                                                                                 September 30,
                                                                                     2005            2004            2005
                                                                                 ------------    ------------    ------------
Cash flows from operating activities:
     Net loss                                                                    $ (1,867,452)   $ (2,690,112)   $(21,692,562)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
        Intrinsic value of conversion features                                             --              --         610,603
        Write off of organization costs/goodwill                                           --              --          63,020
        Extraordinary loss                                                                 --              --         189,280
        Inventory write off                                                                --              --          29,293
        Amortization of discount on convertible notes and
          preferred stock                                                                  --              --         295,209
        Loss (Gain) on marketable securities                                          (21,177)        (17,747)        106,751
        Loss on disposal of assets                                                         --              --           3,520
        Issuance of common stock for services                                              --              --       6,504,726
        Issuance of Biomoda common stock and options for services                          --              --         165,000
        Issuance of notes payable for services                                             --              --          50,000
        Exchange of stock investment for services                                     275,428              --         275,428
        Increase in excess of costs and earnings over billings
        on uncompleted contract                                                            --              --      (2,050,000)
        Increase in allowance for loss on contract                                         --              --       2,050,000
        Loss (Gain) on extinguishment of debt                                              --              --         556,088
        Interest accrued on convertible debentures                                      2,495              --         311,999
        Interest earned on note receivable from stockholder and
          related parties                                                                  --              --         (17,823)
        Depreciation and amortization                                                  39,301          38,018         702,741
        Bad debt expense                                                                   --              --          15,000
        Asset impairment                                                                   --              --         592,884
        Other non-cash expenses                                                            --              --          33,447
        Accrued interest                                                                   --              --          30,667
     Changes in operating assets and liabilities:
        Decrease (Increase) in other current assets                                    (3,973)         (7,285)        (16,186)
        Decrease in inventory                                                              --              --         (35,293)
        (Decrease) Increase in accounts payable, accrued and other liabilities        146,911        (251,810)        172,851
                                                                                 ------------    ------------    ------------
     Net cash used in operating activities                                         (1,428,467)     (2,928,936)    (10,763,608)
                                                                                 ------------    ------------    ------------

Cash flows from investing activities:

     Purchases of property and equipment                                               (3,780)             --        (521,860)
     Additions to Patent, trademark and license fee, net of extraordinary gain        (41,460)       (114,473)       (122,232)
     Investment in Genomed                                                             76,949      (1,022,282)       (823,051)
     Investment other                                                                      --              --              --
     Investment in Biomoda, Inc.                                                           --              --        (383,845)
     Proceeds from sale of Biomoda, Inc. stock                                             --              --          28,930
     Advances to Biomoda, Inc.                                                             --              --         (38,432)
     Advances from shareholders                                                            --              --          14,009
     Sale of marketable securities                                                         --              --         192,787
     Purchases of marketable securities                                                    --         (19,404)       (645,334)
     Cash of variable entity on consolidation                                              --              --             155
     Decrease in certificates of deposit                                                   --              --              --
     Increase in notes receivable                                                      (3,816)        (17,500)        (53,395)
     Purchase of other assets                                                              --              --        (245,579)
                                                                                 ------------    ------------    ------------
     Net cash used in investing activities                                             27,893      (1,173,659)     (2,597,846)
                                                                                 ------------    ------------    ------------

--------------------------------------------------------------------------------
F-10          See accompanying notes to the consolidated financial statements.

                                                                                                                 May 22, 1996
                                                                                                                 (Inception)
                                                                                                                   Through
                                                                                                                 September 30,
                                                                                     2005            2004            2005
                                                                                 ------------    ------------    ------------
Cash flows from financing activities:
     Principal repayments on notes payable and capital leases                              --              --        (269,987)
     Proceeds from notes payable                                                           --              --         622,776
     Issuance of common stock for cash                                                935,000       1,303,250      12,258,718
     Issuance of Biomoda common stock for cash                                             --              --          60,000
     (Increase) decrease in note receivable stockholder                                11,695          (7,826)          6,273
     Repayment for advances from officer                                              (25,000)             --         (25,000)
     Proceeds from sale of treasury stock                                               1,195              --         226,614
     Purchase of treasury stock                                                        (3,266)        (19,222)       (261,643)
     Increase in note receivable officer                                                  640              --             640
     Proceeds from issuance of convertible debt                                            --              --       1,270,965
     Principal repayments on convertible debt                                              --        (492,179)       (395,560)
                                                                                 ------------    ------------    ------------
     Net cash provided by financing activities                                        920,264         784,023      13,493,796
                                                                                 ------------    ------------    ------------
Net (decrease) increase in cash                                                      (480,310)     (3,318,572)        132,342
Cash at beginning of period                                                           612,652       3,964,609              --
                                                                                 ------------    ------------    ------------
Cash at end of period                                                            $    132,342    $    646,037    $    132,342
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
                                                                                 ============    ============

--------------------------------------------------------------------------------
F-11            See accompanying notes to the consolidated financial statements.

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

MANAGEMENTS' REPRESENTATION:

The management of Advanced Optics Electronics, Inc. (the "Company") without audit has prepared the condensed consolidated financial statements included herein. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of management, all adjustments considered necessary for fair presentation of the condensed financial statements have been included and were of a normal recurring nature, and the accompanying condensed consolidated financial statements present fairly the financial position as of September 30, 2005, the results of operations and cash flows for the nine month periods ended September 30, 2005 and 2004 and the results of operations for the three month periods ended September 30, 2005 and 2004.

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

The Company's research and development work have not completed the initial product. Completion of the product is now expected in the first half of 2006. Because of the lack of anticipated revenues in 2005, the Company has taken excess cash funds and invested these in what they deem to be a sound investment in Genomed that may produce additional funds and gains to the company in 2005. These funds and gains would then be used for additional product development and administrative expenses in the initial production stage of the product.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2005, the Company has accumulated deficit of $21,692,562. The Company's total assets exceeded the total liabilities by $668,124. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

--------------------------------------------------------------------------------
F-14

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

On January 8, 2004, the Company entered into a Stock Sale Agreement (the "Agreement") with GenoMed, Inc., a Florida corporation ("GenoMed") whereby the Company purchased approximately 33,300,000 shares of restricted common stock of GenoMed for $900,000 in cash, representing approximately 17.9% of the total outstanding shares of GenoMed immediately after the execution of the Agreement. The Company has accounted for this investment under the cost method as it cannot exercise significant influence over the operating and financial policies of GenoMed. As of January and February, 2005, these shares become free trading shares. At September 30, 2005, the Company held 27,320,821 of these shares.

Following is a summary of marketable securities classified as available for sale as of September 30, 2005:

                                      COST BASIS    FAIR VALUE   UNREALIZED GAIN
                                      ------------------------------------------
Marketable securities-Common stock     $639,481      $928,908       $289,427

Available-for-sale securities consist of securities in GenoMed and are carried at fair value with the unrealized gain or loss, net of tax, reported in accumulated other comprehensive income. The fair value of marketable securities was determined based on available market information. During the nine months ended September 30, 2005, the Company transferred 4,571,000 shares valued at approximately $275,428 to consultants in exchange for services.

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

The Company did not grant any options during the nine month periods ended September 30, 2005 and 2004.

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

Advanced Optics has been the sole source of funding to Biomoda since 2002 through advances made under a line of credit agreement. Such advances totaled $1,363,236 at September 30, 2005. Advanced Optics is considered the primary beneficiary as it stands to absorb the majority of the VIE's expected

--------------------------------------------------------------------------------
F-16

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

losses. Advanced Optics owns 16% of Biomoda and its officers own 12% of Biomoda. The note between the companies is over 70% of liabilities and six times the total assets of Biomoda.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principles and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless such would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are evaluating the effect the adoption of this interpretation will have on the Company's financial position, cash flows and results of operations.

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." EITF 03-01 also included accounting considerations subsequent to the recognition of another-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after September 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

3. PATENTS

Biomoda has entered into license agreements with a major university and national laboratory to obtain rights for the purpose of developing, manufacturing, and selling products using its patented technologies. Under such agreement, Biomoda will pay royalties at varying rates based upon the level of revenues from licensed products. The agreement continues as long as any licensed patents remain in force. Biomoda has not incurred any royalty expense during the period from January 3, 1990 (inception) to September 30, 2005. Biomoda also pays an annual fee in the amount of $15,000 to renew such license agreement. As of September 30, 2005, Biomoda was in full compliance with the provisions of this agreement. All patent costs are held in Biomoda. The gross carrying amount is $273,830 and accumulated amortization is $67,792. Amortization expense for the Company's current amortizable intangible assets over the next five fiscal years is estimated to be: 2006 $16,814; 2007 $16,814; 2008 $16,814; 2009 $16,814; 2010
$16,814.

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

--------------------------------------------------------------------------------
F-18

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The following table provides further outlines on the key referenced patents:

------------------------------------------------------------------------------------------------------------------
COUNTRY                           TITLE                            PATENT NO.        ISSUE DATE    EXPIRATION DATE
==================================================================================================================
  US      COMPOSITIONS AND METHODS OF DETECTING PRE-CANCEROUS      6,838,248          1/4/05         1/4/22
          CONDITIONS IN CELL AND TISSUE SAMPLES USING
          5,10,15,20 - TETRAKIS {CARBOXYPHENYL} PORPHINE                              Application was filed
                                                                                      for a Continuation
                                                                                      In Part additional patent.
------------------------------------------------------------------------------------------------------------------
  US      METHOD USING 5,10,15,20 - TETRAKIS {R-CARBOXYPHENYL}     5,162,231          11/10/1992     11/10/2009
          PORPHINE FOR DETECTING CANCERS OF THE LUNG
------------------------------------------------------------------------------------------------------------------
  US      METHOD USING 5,10,15,20 - TETRAKIS {R-CARBOXYPHENYL}     5,391,547          2/21/1995      2/21/2012
          PORPHINE FOR TREATING CANCERS OF THE LUNG
------------------------------------------------------------------------------------------------------------------

Biomoda has received foreign patents in sixteen countries protecting U.S. Patents No. 5,162,231 and No. 5,391,547, noted above in table. These patents have been issued in Austria, Belgium, Denmark, France, Germany, Italy, Netherlands, Spain, Sweden, Australia, Brazil, Canada, Japan, Korea, Russia, and the United Kingdom and are effective until 6/17/2011.

4. NOTES RECEIVABLE

Notes Receivable consists of the following at September 30, 2005

    Notes receivable bearing a 7% and will mature on March 2005          $28,194
    Notes receivable bearing a 6.5% and will mature on December 2005     $25,201
                                                                         -------
            Total                                                        $53,395
                                                                         =======

5. VARIABLE INTEREST ENTITY-BIOMODA, INC.

At September 30, 2005, the Company owned approximately 1,132,000 or 15.8% of the 7,147,000 outstanding shares of Biomoda, Inc. ("Biomoda"), a development stage company involved in the development of technology for the early detection of lung cancer. In addition, two of the Company's officers own approximately 12%, collectively, of Biomoda's outstanding shares. Further, the Company subleases office space and lab equipment to Biomoda and two of the Company's officers are also officers of Biomoda. Finally, the Company has been the sole source of funding to Biomoda since 2002 through advances made under a line of credit agreement. Such advances totaled $1,363,236 at September 30, 2005 and the Company has recorded interest income on advances of $83,028. These amounts have been eliminated in consolidation. The Company is considered the primary beneficiary as it stands to absorb the majority of the VIE's expected losses. Since Biomoda and the Company are considered entities under common control, the Company measures the assets and liabilities of Biomoda at their carrying amounts in consolidation.

--------------------------------------------------------------------------------
F-19

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

As of September 30, 2005, the Company has consolidated Biomoda's balance sheet and its results of the operations for the quarter then ended in the accompanying financial statements. Biomoda has a stockholders' deficit at September 30, 2005. General creditors of Biomoda have no recourse against the Company. From inception through September 30, 2005, Biomoda has generated no revenues

In 2005, Biomoda anticipates being able to raise its own funds in the public equity market. In this case, Biomoda may be able to sustain its own operations, repay its obligation to the Company, and hire its own officers. In such case, the Company may no longer be considered the primary beneficiary and the results of Biomoda may be deconsolidated. There can be no assurance that Biomoda will be able to raise sufficient funds to repay its obligation to the Company and become self-sustaining in its operations.

6. RELATED PARTY TRANSACTIONS

NOTES RECEIVABLE - OFFICER

As of September 30, 2005 and 2004, the Company has net advances to an officer approximating $66,659 and $67,300, respectively. The advances accrue interest at rates ranging from 5% to 6% (interest income was minimal for the nine months ended September 30, 2005 and 2004) and are due on demand. As these notes receivable are with the shareholder and a Company officer, the Company has classified these amounts as a decrease to stockholders' equity at September 30, 2005.

ADVANCES FROM OFFICER

As of September 30, 2005, the Company has advances from an officer of $64,710. This is unsecured, due on demand and non interest bearing. The Company paid $25,000 during the nine months ended September 30, 2005.

ADVANCES FROM STOCKHOLDERS

As of September 30, 2005, the Company had advances of approximately $146,683 payable to two of its stockholders. Such advances are unsecured, historically bore interest at 10% per annum. No interest expense related to such advances for the nine month period ended September, 2004 was recorded. Interest expense was approximately $12,000 and $135,000 for the nine month period ended September 30, 2005 and for the period from inception through September 30, 2005, respectively.

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

--------------------------------------------------------------------------------
F-20

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

On November 7, 2000, the Company entered into an agreement that modified outstanding convertible preferred agreements. The new agreement resulted in the exchange of outstanding preferred stock for the Company's 7.5% convertible debentures and other consideration. The total amount of the convertible debentures approximated $741,000, including $31,000 of interest. The debentures are convertible into shares of common stock at the lesser of the stock's closing price on March 8, 2000 and 77.5% of the average of the five lowest closing bid prices for 20 days before November 2, 2000. The intrinsic value of the conversion feature was estimated to be approximately $228,000, which was immediately charged to expense. The convertible debentures also include detachable warrants for the purchase of 71,000 shares of common stock, which value was insignificant. The principal balance of the convertible debentures at September 30, 2005 amounts to $82,584.

8. STOCKHOLDERS' EQUITY

COMMON STOCK

During  the  nine  months  ended   September  30,  2005,   the  Company   issued
1,551,700,000   shares  of  common   stock  for  cash,   which  were  valued  at
approximately $935,000.

During the nine months ended September 30, 2005, the Company issued 21,000,000 shares of common stock for its convertible debentures. Conversion price per share shall be the lesser of 75% of the average of the three lowest closing bid prices during the 30 trading days prior to but not including the issue date of the debentures and 80% of the average of the three lowest closing bid prices during the 90 trading days immediately prior to but not including the conversion date, which is approximately $0.01 per share. These shares were valued at approximately $31,000.

--------------------------------------------------------------------------------
F-21

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

During the nine months ended September 30, 2004, the Company sold 39,800,000 shares of common stock for approximately $455,000 in cash or approximately $0.01 per share.

During the nine months ended September 30, 2004, the Company issued 42,000,000 shares of common stock for services, which were valued at approximately $335,000 (based on the closing market price on the date of grant, which approximated $0.01 per share). The Company recorded such amounts in the accompanying statement of operations.

During the nine months ended September 30, 2004, in accordance with the applicable convertible debentures agreement, the Company issued 103,000,000 shares of common stock at conversion prices of less than $0.01 in connection with the conversion of notes payable approximating $505,000, including approximately $160,000 of accrued interest.

During the quarter ended September 30, 2005, the Company increased its authorized shares to 6,000,000,000.

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

The following is a status of the stock options outstanding for the nine month periods ended September 30, 2005 and 2004

                                                    Nine Months Ended                      Nine Months Ended
                                                      September 30,                          September 30,
                                                           2005                                  2004
                                             ---------------------------------     ---------------------------------
                                                                   Weighted                               Weighted
                                                                   Average                                Average
                                                Options             Price             Options              Price
                                             --------------      ------------      --------------       ------------
Outstanding, beginning of year                      400,000             $0.02           3,175,000              $0.30
Granted                                                  --                --                  --                 --
Exercised                                                --                --                  --                 --
Cancelled/Terminated                                     --                --                  --                 --
                                             --------------      ------------      --------------       ------------
Outstanding and exercisable                         400,000             $0.02           3,175,000              $0.30
                                             ==============      ============      ==============       ============
Weighted average fair value of options
granted                                                                                                        $0.30
                                                                                                        ============

--------------------------------------------------------------------------------
F-22

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The following table summarizes information related to stock options outstanding at September 30, 2005:

                                      Options Outstanding                             Options Exercisable
                        -------------------------------------------------        -------------------------------
                                           Weighted
                                            Average          Weighted                                Weighted
                                           Remaining         Average                                 Average
                                          Contractual        Exercise                                Exercise
  Exercise Price          Number         Life (Years)         Price                  Number           Price
-------------------     -----------------------------------------------------------------------------------------
      $0.02               400,000             1.04           $  0.02                400,000           $  0.02
                        ---------                            -------                -------           -------
-------------------     -----------------------------------------------------------------------------------------

There were no stock options granted during the nine month periods ended 2005 and 2004.

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

The following represents a summary of warrants outstanding for the nine month periods ended September 30, 2005 and 2004:

                                                   Nine Months Ended                      Nine Months Ended
                                                     September 30,                          September 30,
                                                         2005                                   2004
                                           ----------------------------------    -----------------------------------
                                                                  Weighted                               Weighted
                                              Warrants         Average Price         Warrants         Average Price
                                           ---------------     --------------    ----------------    ---------------
Outstanding, beginning of year                   4,796,000              $0.11           8,646,000              $0.11
Granted                                                 --                 --                  --                 --
Exercised                                               --                 --                  --                 --
Cancelled/Terminated                            (2,946,000)              .016         ( 3,850,000)                --
                                           ---------------     --------------    ----------------    ---------------
Outstanding and exercisable                      1,850,000              $0.04           4,796,000              $0.11
                                           ===============     ==============    ================    ===============
Weighted average fair value of warrants
granted                                                                                                        $0.11
                                                                                                      ==============

--------------------------------------------------------------------------------
F-23

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The following table summarizes information related to warrants outstanding at September 30, 2005:

                                    Warrants Outstanding                            Warrants Exercisable
                      ------------------------------------------------        -------------------------------
                                        Weighted
                                         Average           Weighted                               Weighted
                                        Remaining          Average                                 Average
                                       Contractual         Exercise                               Exercise
  Exercise Price        Number        Life (Years)          Price                 Number            Price
-------------------   ---------------------------------------------------------------------------------------
      $0.02              1,250,000         .11             $  0.02              1,250,000             .02
    $.031-.34              600,000         .46                0.08                600,000             .08
                         ---------                         -------              ---------         -------
                         1,850,000                         $  0.04              1,850,000         $  0.04
-------------------   ---------------------------------------------------------------------------------------

There were no warrants issued during the nine month periods ended September 30, 2004 and 2005.

9. SEGMENTS AND MAJOR CUSTOMERS

The Company has two reportable segments consisting of (1) producing and selling large-scale flat panel displays for outdoor advertising billboards and its color identifier for the vision impared; (2) early cancer detection technology. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The following is information for the Company's reportable segments for the nine months ended September 30 (in thousands):

                                          2005                                              2004
                       -------------------------------------------       ------------------------------------------
                         ADOT       Biomoda   Unallocated    Total         ADOT       Biomoda  Unallocated    Total
                       -------------------------------------------       ------------------------------------------
Revenue                $   --       $   --       $ --       $   --       $   --       $   --       $--       $   --
Loss                     1520          377         --        1,867        2,212          526        --        2,690
on Operations
Depreciation               24           15         --           39           27           11        --           38
    and amortization
Interest expense            3           64         --           40           10           22        --           10
Capital expenditure         4           41         --           45           64           51        --          115
Net Loss               $1,520       $  441       $ --       $1,867       $2,246       $  548       $--       $2,690

10. EARNINGS PER SHARE

Earnings per share for the nine month and three month periods ended September 30, 2005 and 2004 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Stocks to be issued are regarded as common stock equivalents and are considered in diluted earnings per share calculations.

--------------------------------------------------------------------------------
F-24

                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                               PLAN OF OPERATIONS.

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

We expect our principal source of revenue to be derived from sales of our electronic display product. To date we have not recognized any revenue, but we have developed a functioning prototype and we anticipate completion of our first sign by the first half of 2006. The Company has set the price for its units at $395,000 and $1,490,000 respectively for its 2 meter x 3 meter and its 3 meter x 8 meter flat panel displays.

The Company has made research and development progress in the third quarter of 2005 but has not completed the initial product as expected due to technical hurdles. Completion of the product is now expected in the first to second quarter of 2006. Because of the lack of anticipated revenues in 2004, the Company has taken excess cash funds and invested these in what they deem to be sound investments that may produce additional funds and gains to the Company in 2005 and 2006. These funds and gains would then be used for additional product development and administrative expenses in the initial production stage of the product. These investments include marketable securities of other companies including the bio-medical companies Biomoda and GenoMed.

Advanced Optics Electronics, Inc. completed filing for its initial patent relating to its hand held color check device known as COLOR-CHEK. The patent covers the Company's unique and novel conception and implementation of hardware and firmware system for determining the color optically and expressing the result with vocal responses. This invention will initially benefit the vision impaired. ADOT is also developing a color coding kit to enhance the color check capabilities of a broader application of the color spectrum. Pricing is targeted in the $70-85 range. The Company is currently in the development stages of a second iteration prototype. The first prototype, of which five were made, was a success from a proof-of-performance standpoint. This next version will incorporate a number of refinements and improvements in software and hardware components and incorporate an initial design of the casing.

Our operating expenses have increased significantly since our inception. This is due to increased engineering and management staff and investments in operating infrastructure. Since our inception we have incurred significant losses and, as of September 30, 2005, had a deficit accumulated during the development stage of $21,692,562.

BIOMODA, INC.

Beginning with the 2004 10-KSB, the Company has consolidated the financial statements of Advanced Optics Electronics, Inc with the financial statements of Biomoda, Inc. This has been done in order to comply with FIN 46, a pronouncement that became effective December 15, 2004. The nature of Biomoda's business is substantially different from that of Advanced Optics Electronics, Inc. The following is a discussion of Biomoda's results of operations, financial condition and liquidity. More information about Biomoda is available in Biomoda's 2004 10-KSB which is accessible from the SEC website. The SEC website (HTTP://WWW.SEC.GOV) contains reports and information statements and other information regarding Biomoda and other companies that file materials with the SEC electronically.

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

Management of Biomoda expects to continue assay validation work and seek to register its product with the FDA in 2006. There are several business models, product types and regulatory routes that Biomoda is evaluating including: ASR, 510K, PMA and IVD kits:

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

Biomoda's lung cancer product validation is projected to be complete by year-end and a contract manufacturing relationship is projected to be established in 2006. Based on these benchmarks, ASR registration and product listing can be completed by that time also. At that juncture reagent sales can begin. This is estimated to cost an additional $500,000.

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

RESULTS OF OPERATIONS

The Company is currently in the process of final assembly, testing and system integration of approximately 1500 of its display subassemblies. This will create a 2 meter by 3 meter display. It is anticipated that this work can be completed in the first quarter of 2006. The company currently employs four full-time electronic technicians and a supervisor working specifically on this project. Additional research and development is anticipated and planned in electrical and mechanical realms. These include but are not limited to: power systems and distribution, heat dissipation, and weatherproofing.

The Company expects its display product to be finalized and ready for market in the second quarter of 2006.

The Company hired a full time controller in 2005 in order to support our efforts in meeting new reporting requirements. The Company has hired two additional technicians in 2005. There are no explicit plans to hire additional personnel at this time but, from time to time, the Company expects to hire additional personnel in order to carry out its business strategy.

COMPARISON OF THE NINE AND THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
--------------------------------------------------------------------------------

Research and development expenses consist primarily of consulting fees associated with the development and enhancement of our flat panel displays. These expenses decreased to $16,189 in the third quarter of 2005 from $133,421 in the same period of 2004 and decreased to $55,138 from $604,720 for the year to date from 2004 to 2005. This significant change is the result of reclassifying Biomoda's payroll costs as a separate item in 2005 and the substantial completion of design engineering activity for the panel display.
Continued investment in product development is critical to attaining our strategic objectives and, as such, we expect product development expenses to increase significantly in future periods. We expense product development costs as they are incurred.

General and administrative expenses consist of expenses for facilities, professional services, travel, general corporate activities, and depreciation and amortization of equipment and leasehold improvements. General and administrative and payroll costs increased to approximately $440,000 in the third quarter of 2005 from $384,000 in the third quarter of 2004 and decreased to $1,738,000 in 2005 from $1,803,000 in 2004, year to date. Considering the payroll reclassification, the reduction is in general and administrative costs, primarily in various types of consulting, public relations and legal expense. We expect general and administrative costs to increase in the future as our business prospects develop and we will require more staff. The costs associated with being a publicly traded company and potential future strategic acquisitions will also be a contributing factor to increases in this expense.

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

Biomoda has recorded no revenue from its inception through September 30, 2005. The accumulated deficit is $2,917,461. In 2005, the net loss was $440,972. The loss from operations was $377,264 in 2005 and $2,713,558 since inception. Most of its expense is related to product development. Product development expenses consist primarily of personnel expenses, consulting fees and lab expenses. Research development and technical costs were $229,691 in 2005 and $1,650,391 since inception. Biomoda believes, however, that continued investment in product development is critical to attaining its strategic objectives and, as a result, expect product development expenses to increase significantly in future periods. Biomoda expenses product development costs as they are incurred.

General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel and general corporate activities. General and administrative costs were $97,499 in 2005 and $430,426 since inception. Biomoda expects general and administrative costs to increase in the future as its business matures and develops.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through the private placement of equity securities and the issuance of convertible debentures. As of September 30, 2005, we have raised such net proceeds of approximately $22,000,000.

The cash balance at September 30, 2005 of $132,342 represents approximately one month of future cash operating expenses.

We have also utilized equipment loans and capital lease financing. As of September 30, 2005 the only debt financing is a Convertible debenture in the approximate amount of $83,000 (including accrued interest) that we intend to pay off in its entirety in 2005.

The Company's holding in Biomoda, Inc ("Biomoda") may provide additional liquidity. The Company's direct ownership of Biomoda, as of September 30, 2005 was approximately 15.84 %. Two officers of ADOT are also securities holders of Biomoda in addition to the ADOT ownership. Biomoda filed an SB-2 registration statement with the Securities and Exchange Commission, which was declared effective February 11, 2003 offering 6,000,000 shares at $3.00 per share (for an aggregate offering of $18,000,000). It is anticipated that a public market for Biomoda's securities will be established in 2005 at the revised price. Because a market for Biomoda's shares has not been established, the potential value of the Company's investment cannot be measured. Consequently, there can be no assurance that if the Company were to sell such investment that it would be able to on terms favorable to the Company or for the initial offering price. Factors such as dilution, and a lack of a market may be encountered.

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

During the first six months of 2004, we purchased 33,300,000 restricted shares under Rule 144 of GenoMed, Inc., which represents approximately 17.6% of the outstanding shares of GenoMed, Inc. At September 30, 2005, the Company held 27,320,821 shares. GenoMed is a publicly traded biotech company working in genomics based disease management.

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

During the nine months ended September 30, 2005, approximately $4,000 was spent for the purchase of computers and software and approximately $41,000 for patent development. Research and development expenditures were approximately $55,000 in the first nine months of 2005. Funds for operations, research and development and capital expenditures were provided from the sale of securities and cash reserves.

MARKETABLE SECURITIES PORTFOLIO

As of September 30, 2005, the Company had a marketable securities portfolio valued at $928,908. The Company's monthly burn-rate, the amount of money spent each month, is approximately $170,000. This represents approximately 5 months of operating funds. The Company is actively pursuing potential financing options as it looks to secure additional funds to both stabilize and grow its business operations. Management will review any financing options at its disposal and will judge each potential source of funds on its individual merits. There can be no assurance that the Company will be able to secure additional funds from debt or equity financing, or if it can, that it will be on terms favorable to the Company or existing stockholders.

There are no expected purchases or sales of significant equipment.

Management believes that inflation has not had a material effect on the Company's results of operations.

BIOMODA, INC.

Biomoda's total assets are $250,444 at September 30, 2005. Of this, $236,038 is patent costs, net of accumulated amortization of $67,792. Its liabilities of 1,803,209 primarily consist of its debt to Advanced Optics of $1,363,236 and advances from shareholders of $146,683. Stockholders' deficit as of September 30, 2005 is $2,917,461.

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

Since inception, Biomoda has funded operations primarily through private placement of equity securities to third parties and to ADOT and loans from Advanced Optics Electronics, Inc. As of September 30, 2005 it had raised net proceeds of approximately $2,727,932, of which approximately $1,363,236 was loaned by ADOT. On May 1, 2002, Biomoda entered into a line of credit agreement (the "Agreement") with Advanced Optics Electronics, Inc., an affiliated entity,

("Advanced Optics") with an annual interest rate of 5%. On May 1, 2003 the agreement was extended.

Biomoda had negative cash flows of $4,560 for the nine months ended September 30, 2005 resulting from $352,531 used in Biomoda's operating activities, $41,460 used in Biomoda's investing activities and $388,071 of cash provided by financing activities. Cash used in operating activities for the nine months ended September 30, 2005 was primarily due to $377,264 in operating expenses, of which $97,499 is General and Administrative, $229,691 is Research and Development and $19,724 is professional fees. Cash used in investing activities of $41,460 for the period was solely due to payments for patents and intangibles. Cash provided by financing activities for the nine months was due to the proceeds from a line of credit from Advanced Optics

Biomoda has been in the development stage since it began operations on January 3, 1990 and has not generated any revenues from operations and there is no assurance of any future revenues. As of December 31, 2004, Biomoda had accumulated deficit of approximately $2,476,000 and a working capital deficit of approximately $1,651,000. In addition, Biomoda did not generate any cash from operations and had no cash reserve dedicated to fund expenditures. These factors create an uncertainty as to Biomoda's ability to continue as a going concern.

                         Item 3. CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report). Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective.

CHANGES IN CONTROLS AND PROCEDURES

There were no significant changes made in our internal controls over financial reporting during the nine months ended September 30, 2005 that have materially affected or are reasonably likely to materially affect these controls. The Company, however, is evaluating changes to its existing controls or adding controls to improve the design effectiveness of its system.

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

Item 2. Changes in securities

Common Stock

As of  September  30,  2005,  the status of the common stock of the Company was:
6,000,000,000 shares authorized and 4,950,707,055 shares issued and outstanding.

During the nine month period ended September 30, 2005, the Company issued 1,551,700,000 shares for cash of approximately $935,000 and 21,000,000 shares of common stock for debentures in the amount of $31,122.

Item 3. Defaults upon senior securities - None

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company's security holders during the third quarter of 2005.

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

Dated:    November 11, 2005

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