Form 10KSB
period 2005-12-31
ADVANCED OPTICS ELECTRONICS INC
filed 2006-04-06
CIK 1020657

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005       Commission file No. 0-24511


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

The aggregate market value of the voting stock held by non-affiliates of the issuer on March 31, 2006 was approximately $5,938,000 based upon the closing price of such stock on that date of approximately $ 0.001. The number of issuer's shares of Common Stock outstanding including shares issued to affiliates as of March 31, 2006 was 7,433,836,349.

Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                              ----     ----

                                TABLE OF CONTENTS

Forward Looking Statements

                                     PART I

Item 1.   Description of Business..............................................3
Item 2.   Description of Property..............................................9
Item 3.   Legal Proceedings...................................................10
Item 4.   Submission of Matters to a Vote of Security Holders.................10

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters............10
Item 6.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................12
Item 7.   Financial Statements.......................................F-1 to F-36
Item 8.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure...............................16
Item 8A.  Evaluation of Controls and Procedures...............................17

                                    PART III

Item 9.   Directors and Executive Officers of the Registrant..................17
Item 10.  Executive Compensation..............................................19
Item 11.  Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters........................20
Item 12.  Certain Relationships and Related Transactions......................21
Item 13.  Exhibits List.......................................................22
Item 14.  Principal Accountant Fees and Services..............................23


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

The market for our color recognition optical device, ("Color-Chek") is the population of the visually impaired, industrial manufacturing and in thermal imaging applications for the military. We plan to initially focus on the visually impaired. The company's unique and novel conception and implementation of hardware and firmware determines the color optically and expresses the results with vocal responses. The company will establish marketing arrangements for the distribution to retail locations after a supply has been manufactured and inventoried.

STRATEGY

After conducting extensive research in various industries, including laptop computers, high definition televisions and outdoor advertising billboards to determine which market would be best suited for producing and selling products utilizing our technology, we decided to concentrate our complete attention and efforts on marketing to the outdoor electronic advertising billboard industry. According to the Outdoor Advertising Association of America, advertising space was sold on approximately 390,000 billboards in 2004. Our goal is to create a line of products utilizing our technology that is scalable both in terms of size and resolution to meet a wide range of requirements related to potential customers' economics, billboard locations and intended use.

We believe that, due to the Highway Beautification Act, the number of billboards nationwide will not increase dramatically but should remain stable in the future. We expect that advertisers will increase their focus on securing and developing prime billboard locations. The customer base for billboards is diversifying as more advertisers are attracted to this medium. Our market penetration analysis is based on capturing and converting existing sites in a stable market and expanding the indoor market.

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

PRODUCTS AND MARKETS

Our primary initial product that will be marketed to users of the outdoor advertising industry is the flat panel display. Our flat panel displays will provide an image measuring approximately three meters by eight meters, which is similar in size to existing printed billboards. We believe that the major advantages of our flat panel displays include better viewing quality, affordability, customer system integrity, and an almost immediate change of display images from a remote site. We believe that our flat panel displays and underlying software system represent an innovative approach to advertising that takes advantage of the recent technological convergence of billboard media, broadcast media and the Internet.

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

SUPPLIERS AND AVAILABILITY OF RAW MATERIALS

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

We plan to outsource manufacturing of Color-Chek out to facilities in the US and Mexico.

We also plan to maintain and repair our products for a specific warranty period and offer maintenance contracts beyond the warranty period. In addition, we intend to investigate the possibility of contracting with United States and international third party service providers for on-site installation, maintenance and repair of our flat panel displays.

CUSTOMERS

Panels
------

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

It is estimated that the four leaders in this industry account for approximately half of the outdoor advertising billboard market and the top ten billboard owners represent 61% of this market. The balance of the outdoor advertising billboard market is composed of smaller individual companies that nevertheless control prime high-traffic billboard locations and, as such, represents a significant component of our target market. We consider these companies to be our potential primary customers. In addition to upgrading their billboard sites to attract higher revenue generating advertising accounts, we believe that these potential customers are considering new potential outdoor venues in locations such as Times Square in New York City, which would be an additional source of revenue for us. Media companies have been acquiring billboard owners in order to offer packages of television, radio and newly acquired outdoor space to advertisers. We believe that the concentration of ownership and the convergence of media are beneficial trends to market and sell our flat panel.

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

Color-Chek
----------

There are approximately 8,000,000 visually impaired individuals in the United States according to the 2000 US Census. These individuals would be the initial target market for this product to assist them in day to day life that may require color recognition. Other potential customer bases include industrial manufacturing for color recognition on assembly lines and military sales for application in low-light environments.

COMPETITION

Panels
------

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

Color-Chek
----------

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

RESEARCH AND DEVELOPMENT ACTIVITIES

In the year ended December 31, 2005, $ 26,528 was spent on research and development activities. In 2004 $362,638 was spent on research and development activities. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to increase significantly in future periods. We expense product development costs as they are incurred.

EMPLOYEES

As of December 31, 2005, the Company has 9 full-time employees. The Company also contracted with other personnel and subcontractors for various projects on an as-needed basis. The Company hired a full time controller in 2005 in order to support our efforts in meeting new reporting requirements. The Company has hired two additional technicians in 2005. There are no explicit plans to hire additional personnel at this time but, from time to time, the Company expects to hire additional personnel in order to carry out its business strategy.

The Company files annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and proxy and information statements and amendments to reports files or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC's Public Reference Room at 450 Fifth St NW, Washington, DC 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company and other companies that file materials with the SEC electronically. The Company's main office is located at 8301 Washington St NE, Suite 5, Albuquerque, NM 87113. The Company's phone number at that address is 505-797-7878.

BIOMODA
-------

Beginning with its 2004 annual report on form 10-KSB, the Company has consolidated its financial statements with Biomoda, Inc.'s (Biomoda) This has been done in order to comply with FIN 46, a pronouncement that became effective for years ending after December 15, 2004. The nature of Biomoda's business is substantially different from that of Advanced Optics Electronics, Inc. More information about Biomoda is available in Biomoda's 2005 10-KSB which is accessible from the SEC website. The SEC website (http://www.sec.gov) contains reports and information statements and other information regarding Biomoda and other companies that file materials with the SEC electronically.

Biomoda's plan for the next twelve months is to verify and refine its assay, design its kit, prepare for clinical studies, and initiate a dialogue with the FDA relative to our approval submission. Biomoda is relying on a bridge financing arrangement with Advanced Optics Electronics, Inc., an affiliated public company, and also intends to raise additional funds from its effective Form SB-2 Registration Statement during the next six months. Biomoda is currently leasing Laboratory equipment from Advanced Optics Electronics, Inc. on a month to month basis and intends to purchase this equipment when adequate funds are raised. Its initial product is a diagnostic test for lung cancer that will be performed out of body by using a sputum sample from the patient. The test does not require any invasive sample taking. The sample will be sent to a clinical lab where a procedure will be performed to determine the presence, or not, of lung cancer or precancerous cells. The diagnostic test can be used for other cell samples and the intent is to create and market products to diagnose and screen for other prevalent cancers such as cervical, bladder, and colorectal. Management has determined that the initial markets will be among the developed nations of Europe, North America, and Japan. We are also pursuing markets in India, Russia, and Eastern Europe. This has been determined on the basis of available healthcare delivery and payer infrastructure. Japan is leading the world in this area and has instituted a nationwide lung cancer-screening program.

BIOMODA PRODUCT DEVELOPMENT AND REGULATORY STRATEGY

Management of Biomoda expects to continue assay validation work and seek to register its product with the FDA in 2005. There are several business models, product types and regulatory routes that Biomoda is evaluating including: ASR, 510K, PMA and IVD kits

Research Use Only (RUO) or Investigational Use Only (IUO): An RUO test can be sold to organizations that are conducting research in a particular area. The product cannot be used to make any diagnostic or clinical decision for a patient. An IUO test is a complete kit that is used in a formal clinical trial. The results can be used in the clinical trial only.

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

IVD: This is an industry designation for In Vitro Diagnostic. Products in the industry are either reagents or kits. Kits would include the key components required to conduct the assay for the specific indication stated in the package insert. Reagents are single components used in assays developed by a Reference Labs. The lab will be required to have met the FDA CLIA (current Clinical Laboratory Improvement Act) regulations to market a diagnostic. Biomoda is evaluating several cancers with a focus on large markets that are in need of the most immediate diagnostic support. These include: lung, bladder and cervical. The products are subject to FDA registration or approval and to post-approval FDA reporting requirements.

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

Biomoda's management expects to continue assay validation work and commence registration of its product with the FDA in 2006. There are several business models, product types and regulatory routes that Biomoda is evaluating including: licensing, ASR, 510K, PMA for IVD kits and reagents. Biomoda is evaluating several cancers with a focus on large markets that are in need of the most immediate diagnostic support. These include: lung, bladder and cervical. See item 6, below, for discussion of estimated costs and timetables for development of these tests.

ITEM 2.   DESCRIPTION OF PROPERTY

The company leases its headquarters facility of approximately 7,500 square feet at 8301 Washington NE, Suite 5 in Albuquerque, New Mexico. This includes the executive offices, research and development facility and manufacturing plant, approximately 500 square feet of which is sublet to Biomoda, Inc. The facility is in good condition with no material defects or deferred maintenance. The facility is leased from unaffiliated third parties under a lease that is currently on month to month status.

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

                                Common Stock Bid
-------------------------- -------------------------- --------------------------
                                     High                         Low
-------------------------- -------------------------- --------------------------
Fiscal 2005:
-------------------------- -------------------------- --------------------------
              1st Quarter                      $.002                      $.001
-------------------------- -------------------------- --------------------------
              2nd Quarter                       .001                      .0005
-------------------------- -------------------------- --------------------------
              3rd Quarter                       .001                      .0002
-------------------------- -------------------------- --------------------------
              4th Quarter                       .001                      .0002
-------------------------- -------------------------- --------------------------
Fiscal 2004:
-------------------------- -------------------------- --------------------------
              1st Quarter                       .007                       .001
-------------------------- -------------------------- --------------------------
              2nd Quarter                       .003                       .001
-------------------------- -------------------------- --------------------------
              3rd Quarter                       .051                       .002
-------------------------- -------------------------- --------------------------
              4th Quarter                       .086                       .004
-------------------------- -------------------------- --------------------------

As of December 31, 2005 the Company estimates that there were approximately 10,000 shareholders and the closing price of the Company's common stock was $.0003. The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the near future.

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

As of December  31,  2005,  the status of the common  stock of the Company  was:
7,000,000,000 shares authorized and 6,023,836,349 shares issued and outstanding.

During the year ended December 31, 2005, the Company issued 2,634,700,000 shares for cash of $1,147,474 and 21,000,000 shares of common stock for debentures in the amount of $31,122.

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

EQUITY COMPENSATION PLANS

----------------------------------------------------------------------------------------------------------
                            EQUITY COMPENSATION PLANS
----------------------------------------------------------------------------------------------------------
Plan Category           Number of Securities to   Weighted-Average           Remaining available for
                        be issued upon exercise   Exercise Price of          future issuance under equity
                        of outstanding Options,   outstanding Options,       compensation plans
                        Warrants and Rights (#)   Warrants and Rights  ($)   (excluding securities
                                                                             reflected in column (A)) (#)
----------------------- ------------------------- -------------------------- -----------------------------
Equity Compensation     400,000                   $0.02                      9,600,000
Plans approved by
security holders
----------------------- ------------------------- -------------------------- -----------------------------
Equity Compensation     800,000                   $0.03                      N/A
Plans not approved by
security holders
----------------------- ------------------------- -------------------------- -----------------------------
Total                   800,000                                              9,600,000
----------------------- ------------------------- -------------------------- -----------------------------


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

ADVANCED OPTICS
---------------

LIQUIDITY AND CAPITAL RESOURCES

The Company relies upon the current placement of its securities to provide capital for its development of prototype units and manufacturing operations. The Company's holding in its subsidiary, Biomoda, Inc may provide additional liquidity. Overall, the Company had negative cash flows of $520,134 for the year ended December 31, 2005 resulting from $1,734,071 used in the Company's operating activities, $119,855 provided by the Company's investing activities and $1,094,082 of cash provided by financing activities.

Net cash used in operating activities of $1,734,071 for the year ended December 31, 2005 was primarily due to $2,105,065 in operating expenses, of which $1,027,087 is General and administrative and $900,424 is Payroll and related expense.

Net cash  provided  by  investing  activities  of  $119,855  for the year  ended
December 31, 2005 was primarily due to proceeds of sale of GenoMed stock of 184,046. In 2004, a significantly greater amount of cash was used in investing, primarily $900,000 used to purchase stock in GenoMed, Inc.

During the first quarter of 2004, Advanced Optics Electronics, Inc. purchased 33,354,230 shares of GenoMed, Inc., for $900,000. This represented 17.09% of the outstanding shares of GenoMed, Inc. at that time. At December 31, 2005 the Company held 27,350,821 shares. GenoMed, Inc. is a publicly traded biotech company working in genomics based disease management.

Net cash provided by financing activities of $1,094,082 for the year ended December 31, 2005 was primarily due to the proceeds of $1,147,173, from the sale of 2,655,700,000 shares of common stock.

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

During the year ended December 31, 2004 in accordance with the applicable convertible debentures agreement, the Company issued 103,000,000 shares of common stock at a conversion price of approximately $0.011 in connection with the conversion of notes payable approximating $505,000, including approximately $160,000 of accrued interest, and recorded a loss on settlement of debt of $620,000. In 2005, 21,000,000 shares were issued in conversion, valued at $31,122.

RESULTS OF CONTINUING OPERATIONS

As of December 31, 2005, The Company had a marketable securities portfolio valued at $902,027. The Companies' combined monthly cash burn-rate is approximately $165,000. This represents approximately six months of operating funds. The Company is actively pursuing potential financing options as it looks to secure additional funds to both stabilize and grow its business operations. Management will review any financing options at its disposal and will judge each potential source of funds on its individual merits. There can be no assurance that the Company will be able to secure additional funds from debt or equity financing, or if they can, that it will be on terms favorable to the Company or existing stockholders.

The Company is currently in the process of final assembly, test and system integration of approximately 1500 of its display subassemblies. This will create a 2 meter by 3 meter display. It is anticipated that this work can be completed in the fourth quarter of 2006. Additional research and development is anticipated and planned in electrical and mechanical realms. These include but are not limited to: power systems and distribution, heat dissipation, and weatherproofing.

There are no expected sales of significant equipment.

The Company had been developing and manufacturing electronic signs under a contract to deliver two signs. At December 31, 2004, the contract was terminated by mutual consent of both parties and a 100% provision for contract losses was provided. During 2004, the Company expensed the balance of its contract to deliver two flat panel displays resulting in a charge of $1,000,944 in the Consolidated Statements of Operations. The cancellation of the contract to purchase two signs was negotiated to the satisfaction of both parties and memorialized in a Settlement Agreement and Mutual Release.

Although the contract to purchase two signs has been canceled through a Settlement Agreement, we continue to work on completing this initial sign and the associated development work. We currently employ four full-time electronic technicians and a supervisor working specifically on this project. We have completed 20 panels that create a five square meter sign. We are working out issues of electrical power and distribution. We will also need to solve technical details surrounding cooling and weather-proofing.

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

Operating expenses decreased by $1,179,930 to $2,105,065 during the year ended December 31, 2005 compared to $3,284,995 for the year ended December 31, 2004. Asset impairment decreased by $365,314 professional fees decreased by $51,044 and research and development decreased by $632,331, general and administrative decreased by $466,058 from $1,493,145 to $1,027,087 and payroll expense increased by $352,253 from $548,171 to $900,424 from 2004 to 2005. This was due to changes in classification of research related payroll costs in 2005. General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel, general corporate activities, and the depreciation and amortization of office furniture and leasehold improvements. Product development expenses consist primarily of consulting fees associated with the development and enhancement of our flat panel displays and continued testing of disease detection protocol(s). R&D decreased  primarily  because of a lower  level of  activity.  We  believe  that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to increase significantly in future periods. We expense product development costs as they are incurred. Two of the largest changes were in asset impairment and inventory, approximately $395,000, which decreased to zero in 2005 and general and administrative, largely due to a decrease of approximately $427,000 in financial consulting and investor relations. Asset impairment included removing from the balance sheet investments in the stock of Beaver Information Technology, Inc., a foreign corporation, of $273,000 and Electronic Film Market Online, Inc., of $88,000.

As a consolidated entity, Advanced Optics' operating expenses decreased substantially in 2005, from approximately $3,300,000 to $2,100,000, as explained above, by classification. Loss on contract, had been over $1,000,000 in 2004 and was zero in 2005. Other income (expense) consists primarily of interest, gain or loss on marketable securities and debt settlement losses. This item increased from $(762,128) to $49,286, largely because extinguishment of debt resulted in a gain of $620,980 in 2004.

BIOMODA, INC.
-------------

Biomoda is a biomedical development company. The Company's direct ownership of Biomoda, as of December 31, 2005, was approximately 16.0%. Two officers of Advanced Optics Electronics, Inc. are securities holders of Biomoda in addition to the ADOT ownership. Biomoda has filed a revised SB2 registration statement with the Securities and Exchange Commission, which has been declared effective February 11, 2005. Biomoda is offering 6,000,000 shares at $3.00 per share (for an aggregate offering of $18,000,000). It is anticipated that a public market for Biomoda's securities will be created in the second quarter of 2006. A market for Biomoda's shares has not been established; therefore the potential value of the Company's investment cannot be measured. There can be no assurance that if the Company were to sell such investment that it would be able to on terms favorable to the Company or for the initial offering price. Factors such as dilution, blockage and a lack of a market may be encountered.

Biomoda has been in the development stage since it began operations on January 3, 1990 and has not generated any revenues from operations and there is no assurance of any future revenues. As of December 31, 2005, Biomoda had accumulated deficit of approximately $3,091,000 and a working capital deficit of approximately $1,956,000. In addition, Biomoda did not generate any cash from operations and had no cash reserve dedicated to fund expenditures. These factors create an uncertainty as to Biomoda's ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, Biomoda has funded operations primarily through private placement of equity securities to third parties and to ADOT and loans from Advanced Optics Electronics, Inc. As of December 31, 2005 it had raised net proceeds of approximately $2,762,000, of which approximately $1,391,000 was loaned by ADOT. On May 1, 2002, Biomoda entered into a line of credit agreement (the "Agreement") with Advanced Optics Electronics, Inc., an affiliated entity, ("Advanced Optics") with an annual interest rate of 5%. On May 1, 2003 the agreement was extended.

Biomoda had negative cash flows of $1,336 for the year ended December 31, 2005 resulting from $496,325 used in Biomoda's operating activities, $35,383 used in Biomoda's investing activities and $530,372 of cash provided by financing activities. Cash used in operating activities was primarily $538,555 in operating expenses, of which $141,284 is General and Administrative, $278,050 is Research and Development and $83,174 is professional fees. Cash used in investing activities was for payments for patents and intangibles. Cash provided by financing activities was due to the proceeds from a line of credit from an affiliated entity.

Biomoda's total assets are $241,691 at December 31, 2005. Of this, $225,853 is patent costs, net of accumulated amortization of $71,900. Its liabilities of 1,972,240 primarily consist of its debt to Advanced Optics of $1,491,523 and payables and accrued liabilities of $331,715. Stockholders' deficit as of December 31, 2005 is $1,730,549.

RESULTS OF CONTINUING OPERATIONS

Biomoda has been in the development stage since it began operations on January 3, 1990 and has not generated any revenues from operations and there is no assurance of any future revenues. As of December 31, 2005, Biomoda had accumulated deficit of approximately $3,101,000 and a working capital deficit of approximately $1,966,000. In addition, Biomoda did not generate any cash from operations and had no cash reserve dedicated to fund expenditures. These factors create an uncertainty as to Biomoda's ability to continue as a going concern.

Biomoda has recorded no revenue from its inception through December 31, 2005. In 2005, the net loss was $624,726. The loss from operations was $538,555 in 2005 and $2,874,849 since inception. Most of its expense is related to product development. Product development expenses consist primarily of personnel expenses, consulting fees and lab expenses. Research development and technical costs were $278,050 in 2005 and $1,698,750 since inception. Management believes, however, that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to increase significantly in future periods. Biomoda expenses product development costs as they are incurred.

Operating expenses decreased by $169,825 or 24% to $538,555 during the year ended December 31, 2005 compared to $708,380 for the year ended December 31, 2004. This was due largely to a decrease of $159,000 in research and development costs.

General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel and general corporate activities. General and administrative costs decreased to $83,174 in 2005 from $134,218 in 2004 due to decreases in salary expense. We expect general and administrative costs to increase in the future as our business matures and develops.


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

         PMA will require clinical studies to be completed and will be initiated when it is viewed as appropriate for the business. This will require on the order of 18 months to plan, execute, and document. During that time kit manufacturing can be initiated. FDA approval will require 6 to 9 months. Partial funding will be provided from reagent sales. It is estimated additional funding of a minimum of $2 to $3 million will be required

     b. Bladder: Validation is projected to be complete by 4th quarter 2006. The formulation is expected to be identical to that for lung; therefore manufacturing will be in place. Based on this benchmark, FDA product listing and registration will only require an update. Funding will be provided by reagent sales revenue.

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

As disclosed in Note 7 of the notes to consolidated financial statements, the Company is associated with Biomoda, Inc. Because of common ownership between the Company and Biomoda and other factors discussed in FIN No. 46R, the Company has complied with the pronouncement and consolidated the two companies' financial statements. See note 7 for the impact of adoption of the standard.

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

ITEM 7.   CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements and notes to consolidated financial statements thereto, together with the report thereon of Malone & Bailey, PC (the Company's principal accountants) dated March 30, 2006 included elsewhere in this report, are incorporated by reference in answer to this Item 7.

Following the above referenced report are the consolidated financial statements and notes to consolidated financial statements thereto, together with the report thereon of Malone & Bailey, PC (Biomoda's principal accountants) dated March 22, 2006 included elsewhere in this report, are incorporated by reference in answer to this Item 7.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In a Current Report on Form 8-K filed on February 6, 2006, we dismissed our former auditor, Kabani & Co., Inc. and retained Malone & Bailey, PC in a Current Report on Form 8-K filed on February 10, 2006, The decision to change auditors was approved by our board of directors. We did not have any disagreements with our former auditor on any matter of accounting principles or practices, disclosure, or auditing scope or procedure.

ITEM 8A.  EVALUATION OF CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by the annual report, which is December 31, 2005. Based upon that evaluation, the CEO and CFO concluded that, as of December 31, 2005, our disclosure controls and procedures were effective in timely alerting management to the material information relating to us required to be included in our periodic filings with the SEC. Based on their most recent evaluation as of the Evaluation Date, the CEO and the CFO have also concluded that there are no significant deficiencies in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information, and such officers have identified no material weaknesses in the Company's internal controls over financial reporting.

However, during the year ended December 31, 2005, the Company hired a Controller to evaluate and revise its existing control policies and procedures, including our disclosure controls and procedures, and to implement more effective and efficient controls and procedures.

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

                                    PART III

ITEM 9.   DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following sets forth information, as of December 31, 2005, concerning the Company's directors and executive officers:

Name                 Age      Position                             Since
Michael Pete         62       President, Director                  July 1994
Leslie S. Robins     68       Exec. Vice Pres., Secretary,         November 1992
                                Chairman
John J. Cousins      49       Vice President, Treasurer            June 1999
Dr. Linda Obenour    63       Director                             June 2004

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are requited by SEC regulations to furnish the Company with copies of all Sections 16(a) forms they file. To the Company's knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required and to the best of its knowledge, during the year ended December 31, 2005, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent shareholders were complied with.

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

CODE OF ETHICS

For the year ended December 31, 2005, the Company did not have formal written values and ethical standards. However, the Company management does communicate values and ethical standards during company wide meetings.

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

ITEM 10.  EXECUTIVE COMPENSATION

The following table discloses the annual and long-term compensation earned for services rendered in all capacities by the Company's Chairman of the Board and President and the Company's other most highly compensated executive officers for 2002, 2003 and 2004:


                           Summary Compensation Table
-------------------------- ---------- --------------------------------------- ------------------------- --------- --------------
                                               Annual Compensation             Long-Term Compensation
                                                                                       Awards
-------------------------- ---------- --------------------------------------- ------------------------- --------- --------------
                                                               Other Annual   Restricted Securities     LTIP      All Other
                                                               Compensation   Stock      Underlying     Payouts   Compensation
                                                               (1)            Award(s)   Options
-------------------------- ---------- ------------- ---------- -------------- ---------- -------------- --------- --------------
Name and Principal         Year       Salary ($)    Bonus ($)  ($)               ($)     (#)            ($)       ($)
Position
-------------------------- ---------- ------------- ---------- -------------- ---------- -------------- --------- --------------
Michael Pete, President,
Director
-------------------------- ---------- ------------- ---------- -------------- ---------- -------------- --------- --------------
                           2005           $ 24,000          --             --         --             --        --             --
-------------------------- ---------- ------------- ---------- -------------- ---------- -------------- --------- --------------
                           2004           $ 38,500          --             --         --             --        --             --
-------------------------- ---------- ------------- ---------- -------------- ---------- -------------- --------- --------------
                           2003           $ 13,325          --             --         --             --        --             --
-------------------------- ---------- ------------- ---------- -------------- ---------- -------------- --------- --------------
Leslie S. Robins,
Chairman of the Board
and Exec. VP
-------------------------- ---------- ------------- ---------- -------------- ---------- -------------- --------- --------------
                           2005           $222,767          --  $  7,932 (1)          --             --        --             --
-------------------------- ---------- ------------- ---------- -------------- ---------- -------------- --------- --------------
                           2004           $356,331          --  $  7,932 (1)          --             --        --             --
-------------------------- ---------- ------------- ---------- -------------- ---------- -------------- --------- --------------
                           2003           $552,444          --  $  8,500 (1)          --             --        --             --
-------------------------- ---------- ------------- ---------- -------------- ---------- -------------- --------- --------------
John J. Cousins,
VP Finance
-------------------------- ---------- ------------- ---------- -------------- ---------- -------------- --------- --------------
                           2005           $109,406          --             --         --             --        --             --
-------------------------- ---------- ------------- ---------- -------------- ---------- -------------- --------- --------------
                           2004           $112,335          --             --         --             --        --             --
-------------------------- ---------- ------------- ---------- -------------- ---------- -------------- --------- --------------
                           2003           $113,965          --             --         --             --        --             --
-------------------------- ---------- ------------- ---------- -------------- ---------- -------------- --------- --------------
Dr. Linda Obenour,         2005           $      0              $ 16,000 (2)
Director
-------------------------- ---------- ------------- ---------- -------------- ---------- -------------- --------- --------------
                           2004                  --         --  $ 12,000 (3)          --             --        --             --
-------------------------- ---------- ------------- ---------- -------------- ---------- -------------- --------- --------------

(1) Represents the value of an automobile used by Mr. Robins. (2) Directors Fee OPTION GRANTS IN FISCAL YEAR 2005

None.

Aggregated Option Exercises In Fiscal Year 2005 And Option Values At December 31, 2005

The following table provides summary information concerning the shares of common stock represented by outstanding stock options held by our Chief Executive Officer and two other executive officers as of December 31, 2005.

                             Year-End Option Values
                                                  Number of Securities Underlying              Value of Unexercised
                                                     Unexercised Options                       In-the-Money Options
               Shares Acquired    Value              December 31, 2005                          December 31, 2005
Name           on Exercise (#)    Realized ($)   Exercisable (#)   Unexercisable (#)     Exercisable ($)   Unexercisable ($)
----           ---------------    ------------  ----------------   -----------------     ----------------   -----------------
Michael Pete         --              --                150,000           --                 $3,000               --
John Cousins         --              --                250,000           --                 $5,000               --
Total                --              --                400,000           --                 $8,000               --

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

LONG-TERM INCENTIVE PLANS


As of December 31, 2005 there is no long-term incentive plan.

DIRECTOR COMPENSATION

Non-employee  directors of the Company  received  $16,000 in 2005 for  Directors
Fees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENIFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company's Common Stock as of March 25, 2006 by (a) each person known to the Company to beneficially own more than five percent of the Company's Common Stock, (b) each Director, (c) the Named Executive Officers, and (d) all Directors and executive officers as a group. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to the knowledge of the Company, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable. As of December 31, 2005 there were 6,023,836,349 shares outstanding.

                                                                     Percent
                                          Number of Shares         Beneficially
     Name of Beneficial Owner (1)        Beneficially Owned           Owned
     -----------------------------      --------------------      -------------
Leslie Robins*......................          10,831,546               *
Michael Pete*.......................             325,000(2)            *
John Cousins*.......................             400,000(3)            *
*All directors and executive
    officers as a group                        1,556,546               *

------------------
     *Less than 1.0%.

     (1) The address of all persons who are executive officers or directors of the Company is in care of the Company, 8301 Washington Street NE, Suite 5, Albuquerque New Mexico 87113.
     (2) Includes 150,000 shares of common stock issuable upon exercise of options which are currently exercisable.
     (3) Includes 250,000 shares of common stock issuable upon exercise of options, which are currently exercisable.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NOTES RECEIVABLE

As of December 31, 2004, the Company had net advances to an officer approximating $67,300. The advances accrued interest at rates ranging from 5% to 6% and were due on demand. As these notes receivable were with a shareholder and a Company officer, the Company had classified these amounts as a decrease to stockholders' equity at December 31, 2004.

During 2005, the Company advanced approximately $472,000 to Biomoda under a line of credit agreement (see below). The advances accrue interest at 5% and are due on demand.

Investment In Biomoda, Inc

As of December 31, 2005, the Company owned 1,132,285 or 15.75% of the 7,187,282 outstanding shares of Biomoda, a development stage company involved primarily in the development of technology for the early detection of lung cancer. As a development stage company, Biomoda has not had any revenues as of December 31, 2005. In compliance with FASB FIN 46, Advanced Optics Electronics, Inc. has consolidated its financial statements with those of Biomoda at December 31, 2005 and 2004.

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

For the year ended December 31, 2001, the Company reported its investment under the cost method since its ownership was not sufficient for the investment to be accounted for using the equity method. During 2002, the Company's influence over Biomoda increased such that the investment qualified for accounting under the equity method. The Company recognized the proportionate interest in Biomoda's net loss for the year ended December 31, 2005 and 2004 until such time as the net investment without regard to the advance was reduced to zero.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Indexes to financial statements appear after the signature page to this Form 10-KSB.

--------------------------------------------------------------------------------
Exhibits
--------------------------------------------------------------------------------
2         Plan of Acquisition, Reorganization,        None
          arrangement liquidation, or succession
--------- ------------------------------------------- --------------------------
3.1       Articles of Incorporation                   Incorporated by reference
                                                      to Exhibit 3(I) of the
                                                      Company's Registration
                                                      Statement No.1000-24511 on
                                                      Form10-SB filed
                                                      June 23,1998.
--------- ------------------------------------------- --------------------------
3.2       By-Laws                                     Incorporated by reference
                                                      to Exhibit 3(ii) of the
                                                      Company's Registration
                                                      Statement No.1000-24511 on
                                                      Form 10-SB filed
                                                      June 23,1998.
--------- ------------------------------------------- --------------------------
4         Instruments defining the rights of          Incorporated by reference
          holders, including Indentures               to Exhibit 3.2
--------- ------------------------------------------- --------------------------
7         Opinion re: liquidation preference          Incorporated by reference
                                                      to Exhibit 3.2
--------- ------------------------------------------- --------------------------
10.1      Incentive Stock Option Plan                 Incorporated by reference
                                                      to Exhibit 10.1
--------- ------------------------------------------- --------------------------
10.2      Lease Agreement Advanced Optics             Incorporated by reference
          Electronics, Inc. and JMP Company Inc       to Exhibit 10.2 of the
                                                      Company's Registration
                                                      Statement No.1000-24511 on
                                                      Form10-SB filed
                                                      June 23,1998.
--------- ------------------------------------------- --------------------------
10.3      State of Nevada Corporate Charter           Incorporated by reference
                                                      to Exhibit 10.3 of the
                                                      Company's Registration
                                                      Statement No.1000-24511 on
                                                      Form 10-SB filed
                                                      June 23,1998.
--------- ------------------------------------------- --------------------------
24        Power of Attorney                           Incorporated by reference
                                                      to Exhibit 3.2
--------- ------------------------------------------- --------------------------
31.1      Certification of Chief Executive Officer    Filed Herewith
          pursuant to Section 302 of the Sarbanes
          Oxley Act of 2002
--------- ------------------------------------------- --------------------------
31.2      Certification of Chief Financial Officer    Filed Herewith
          pursuant to Section 302 of the Sarbanes
          Oxley Act of 2002
--------- ------------------------------------------- --------------------------
32.1      Certification Pursuant To 18 U.S.C.         Filed Herewith
          ss.1350, As Adopted Pursuant To Section
          906 Of The SARBANES-OXLEY ACT OF 2002
--------- ------------------------------------------- --------------------------
32.2      Certification Pursuant To 18 U.S.C.         Filed Herewith
          ss.1350, As Adopted Pursuant To Section
          906 Of The SARBANES-OXLEY ACT OF 2002
--------- ------------------------------------------- --------------------------

REPORTS ON FORM 8-K

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2004 and 2005 were $45,000 and $60,300 respectively.

AUDIT-RELATED FEES

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

TAX FEES

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were approximately $3,000 and $2,500 for the fiscal years ended December 31, 2004 and 2005.

ALL OTHER FEES

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2004 and 2005 were $0 and $0 respectively.

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


Dated:    April 6, 2006

ADVANCED OPTICS ELECTRONICS, INC.

                                             BY:/s/John J. Cousins
                                                ------------------
                                                John J. Cousins
                                                Vice President of Finance
                                               (Principal Accounting Officer)



                                             BY:/s/Leslie S. Robins
                                                -------------------
                                                Leslie S. Robins
                                                Executive Vice President
                                               (Principal Executive Officer)

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------

To the Board of Directors
  Advanced Optics Electronics, Inc.
  (A Development Stage Company)
  Albuquerque, New Mexico

We have audited the accompanying consolidated balance sheet of Advanced Optics Electronics, Inc. (a development stage company) as of December 31, 2005, and the related consolidated statements of operations, stockholder's deficit and cash flows for the year then ended and the period from May 22, 1996 (inception) to December 31, 2005. These financial statements are the responsibility of Advanced Optics Electronics, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements for the period from May 22, 1996 (inception) through December 31, 2004 were audited by other auditors whose reports expressed unqualified opinions on those statements. The consolidated financial statements for the period from May 22, 1996 (inception) through December 31, 2004 include total revenues and net loss of $0 and $19,825,110, respectively. Our opinion on the consolidated statements of operations, stockholders' deficit and cash flows for the period from May 22, 1996 (inception) through December 31, 2005, insofar as it relates to amounts for prior periods through December 31, 2004, is based solely on the reports of other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Optics Electronics, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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


Malone & Bailey, PC
Houston, Texas
www.malone-bailey.com

March 30, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Stockholders and Board of Directors
Advanced Optics Electronics, Inc.

We have audited the accompanying consolidated statements of operations, consolidated stockholders' equity (deficit) and comprehensive income and consolidated statements of cash flows of Advanced Optics Electronics, Inc., a Nevada Corporation (the "Company") for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Advanced Optics Electronics, Inc.'s operations and its cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had deficit accumulated during the development stage of $19,825,110 at December 31, 2004, which included a net loss of $5,048,067 for the year ended December 31, 2004. These factors as discussed in Note 1 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS


Huntington Beach, California
April 13, 2005

                    ADVANCED OPTICS ELECTRONICS, INC.
                      (A Development Stage Company)
                       CONSOLIDATED BALANCE SHEET
                            December 31, 2005


                                 ASSETS


Current Assets
           Cash and cash equivalents                           $       92,518
           Marketable securities                                      902,027
           Other current assets                                        24,252
                                                                 -------------

                Total current assets                                1,018,797

Intangibles, net of accumulated
  amortization of $71,900                                             194,576

Property and Equipment, net of accumulated
  depreciation of $438,380                                            120,328

Other Assets
           Notes receivable and deposits                               54,406
                                                                 -------------
                                                               $    1,388,107
                                                                 =============


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
           Accounts payable                                    $      165,546
           Accrued expenses                                           363,658
           Advances from shareholders                                 149,002
           Advances from officer                                            -
           Convertible debenture                                       88,574
                                                                 -------------

                Total current liabilities                             766,780
                                                                 -------------

Commitments and Contingencies

Stockholders' Equity
           Preferred stock, $0.001 par value, 10,000,000
             shares authorized; no shares issued and
             outstanding                                                    -
           Common stock, $0.001 par value, 7,000,000,000
             shares authorized; 6,023,836,349 shares
             issued and outstanding                                 6,023,836
           Treasury stock, at cost                                    (12,660)
           Additional paid in capital                              16,326,251
           Accumulated other comprehensive gain                       164,789
           Deficit accumulated during the development stage       (21,880,889)
                                                                 -------------

                Total stockholders' equity                            621,327
                                                                 -------------

                                                               $    1,388,107
                                                                 =============

-------------------------------------------------------------------------------
                See accompanying notes to the consolidated financial statements.

                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2005 and 2004
             From May 22, 1996 (Inception) Through December 31, 2005

                                                                                             May 22, 1996
                                                                                              (Inception)
                                                                                                Through
                                                                                              December 31
                                                                 2005            2004            2005
                                                             ------------    ------------    ------------
REVENUES                                                     $       --      $       --      $       --

OPERATING EXPENSES
      General and administrative                                1,027,087       1,493,145      11,632,050
      Payroll and related                                         900,424         548,171       2,433,221
      Research and development                                     26,528         658,859       2,128,177
      Professional Fees                                            83,174         134,218         253,555
      Depreciation & amortization                                  52,727          40,219         178,207
      Licensing Fees                                               15,125          15,776          53,101
      Inventory write-off                                            --            29,293          29,293
      Asset impairment                                               --           365,314         592,884
                                                             ------------    ------------    ------------
                           Total operating expenses             2,105,065       3,284,995      17,300,488

LOSS ON CONTRACT                                                     --         1,000,944       2,255,944
                                                             ------------    ------------    ------------

OPERATING LOSS                                                 (2,105,065)     (4,285,939)    (19,556,432)
                                                             ------------    ------------    ------------

OTHER INCOME (EXPENSES)
      Interest income                                               4,572           3,397          84,953
      Realized gain (loss) on marketable equity securities         84,099         (98,560)        (43,829)
      Other investment gains                                         --              --            59,784
      Loss from investment in Biomoda, Inc.                          --              --          (289,750)
      Gain (loss) on disposal of assets                              --               786          (3,520)
      Gain (loss) on settlement of debts                             --          (620,980)       (556,088)
      Interest expense                                            (39,385)        (47,322)     (1,324,258)
      Other income                                                   --               551             551
                                                             ------------    ------------    ------------
                     Total other income (expenses)                 49,286        (762,128)     (2,072,157)
                                                             ------------    ------------    ------------

NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE & EXTRAORDINARY LOSS                   (2,055,779)     (5,048,067)    (21,628,589)

EXTRAORDINARY LOSS                                                   --              --          (189,280)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE                                                            --              --           (63,020)
                                                             ------------    ------------    ------------
NET LOSS                                                     $ (2,055,779)   $ (5,048,067)   $(21,880,889)
                                                             ============    ============    ============

OTHER COMPREHENSIVE (LOSS) GAIN
      Unrealized loss on marketable securities                    174,480         (27,140)        164,789

                                                             ------------    ------------    ------------
COMPREHENSIVE LOSS                                             (1,881,299)     (5,075,207)    (21,716,100)
                                                             ============    ============    ============


Basic and diluted net loss per common share                  $     (0.000)   $     (0.002)
                                                             ============    ============

Basic and diluted weighted average common shares
  outstanding                                               4,379,768,678   2,887,373,986
                                                             ============    ============

-------------------------------------------------------------------------------
                See accompanying notes to the consolidated financial statements.

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND
    COMPREHENSIVE INCOME For The Period From May 22, 1996 (Inception) Through
                                December 31, 2005

--------------------------------------------------------------------------------

                                                     Preferred Stock                  Common Stock
                                              ----------------------------    ----------------------------

                                                 Shares          Amount          Shares         Amount
                                              ------------    ------------    ------------    ------------
Balance at May 22, 1996 (Inception)                   --      $       --              --      $       --
Stock issued to incorporators for cash                --              --           500,000             500
Stock issued for the net assets of
  PLZ Tech, Inc.                                      --              --         4,500,000           4,500
Net loss                                              --              --              --              --
                                              ------------    ------------    ------------    ------------

Balance, December 31, 1996                            --              --         5,000,000           5,000
Stock issued for cash and services                    --              --         2,281,212           2,281
Net loss                                              --              --              --              --
                                              ------------    ------------    ------------    ------------

Balance, December 31, 1997                            --              --         7,281,212           7,281
Stock issued for cash                                 --              --        10,979,275          10,979
Stock issued for services                             --              --         2,751,000           2,751
Stock issued in exchange for
  note receivable                                     --              --           315,000             315
Purchase and retirement of treasury stock             --              --          (472,200)           (472)
Net loss                                              --              --              --              --
                                              ------------    ------------    ------------    ------------

Balance, December 31, 1998                            --              --        20,854,287          20,854
Stock issued for cash                                 --              --         8,681,624           8,682
Stock issued for services                             --              --        17,094,313          17,094
Intrinsic value of beneficial conversion
  feature of notes payable                            --              --              --              --
Fair value of warrants related to
  notes payable                                       --              --              --              --
Purchase and retirement of treasury stock             --              --          (489,251)           (489)
Purchase of treasury stock                            --              --              --              --
Sale of treasury stock                                --              --              --              --
Net loss                                              --              --              --              --
                                              ------------    ------------    ------------    ------------

Balance, December 31, 1999                            --              --        46,140,973          46,141
Stock issued for cash                                  710               1         782,000             782
Stock issued for services                             --              --         3,955,202           3,955
Purchase of treasury stock                            --              --              --              --
Sale of treasury stock                                --              --              --              --
Exercise of stock options for
  notes receivable                                    --              --         1,850,000           1,850
Amortization of discount of convertible
  preferred stock                                     --              --              --              --
Exercise of preferred stock
  conversion feature                                  --              --         9,200,000           9,200
Issuance of convertible debentures                    --              --              --              --
Exchange of preferred stock for
  convertible debentures                              (710)             (1)           --              --
Intrinsic value of convertible debenture              --              --              --              --
De-investment in Wizard Technologies                  --              --              --              --
Net loss                                              --              --              --              --
                                              ------------    ------------    ------------    ------------

Balance, December 31, 2000                            --              --        61,928,175          61,928
Stock issued for cash                                 --              --         1,382,778           1,383
Stock issued for services                             --              --        10,461,498          10,461
Purchase of treasury stock                            --              --              --              --
Amortization of discount on convertible
  debentures                                          --              --              --              --
Stock issued upon debt conversion                     --              --         7,064,886           7,065
Net loss                                              --              --              --              --
                                              ------------    ------------    ------------    ------------

----------------------------------------------------------------------------------------------------------
                See accompanying notes to the consolidated financial statements.



Balance, December 31, 2001                            --              --        80,837,337          80,837
Stock issued for cash                                 --              --       315,845,000         315,845
Stock issued for services                             --              --       115,768,000         115,768
Purchase of treasury stock                            --              --              --              --
Sale of treasury stock                                --              --              --              --
Exercise of stock options for
  notes receivable                                    --              --         1,100,000           1,100
Advances to officer                                   --              --              --              --
Reclass of accrued interest with
  note receivable                                     --              --              --              --
Stock issued upon debt conversion                     --              --        78,695,566          78,696
Retroactive application of equity method
  for investment in Biomoda, Inc.                     --              --              --              --
Net loss                                              --              --              --              --
                                              ------------    ------------    ------------    ------------

Balance, December 31, 2002                            --              --       592,245,903         592,246
Stock issued for cash                                 --              --     1,477,760,000       1,477,760
Stock issued for services                             --              --       367,249,994         367,250
Purchase of treasury stock                            --              --              --              --
Sale of treasury stock                                --              --              --              --
Accrued interest on advances to officer               --              --              --              --
Cancellation of stock issued for
  note receivable                                     --              --        (2,950,000)         (2,950)
Stock issued upon debt conversion,
  including $67,000 of interest                       --              --       320,830,452         320,830
Gain on sale of available for
  sale securities                                     --              --              --              --
Net loss                                              --              --              --              --
                                              ------------    ------------    ------------    ------------

Balance, December 31, 2003                            --              --     2,755,136,349       2,755,136
Stock issued for cash                                 --              --       462,800,000         462,800
Stock issued for services                             --              --        47,200,000          47,200
Purchase of treasury stock                            --              --              --              --
Sale of treasury stock                                --              --              --              --
Stock issued upon debt conversion,
  including $166,240 of interest                      --              --       103,000,000         103,000
Unrealized gain (loss) on
  marketable securities                               --              --              --              --
Net loss                                              --              --              --              --
                                              ------------    ------------    ------------    ------------

Balance, December 31, 2004                            --              --     3,368,136,349       3,368,136
Stock issued for cash                                 --              --     2,634,700,000       2,634,700
Purchase of treasury stock                            --              --              --              --
Sale of treasury stock                                --              --              --              --
Expense advances to officer, net
  of accrued interest                                 --              --              --              --
Stock issued upon debt conversion                     --              --        21,000,000          21,000
Unrealized gain (loss) on marketable
  securities                                          --              --              --              --
Net loss                                              --              --              --              --
                                              ------------    ------------    ------------    ------------

Balance, December 31, 2005                            --      $       --     6,023,836,349    $  6,023,836
                                              ============    ============    ============    ============

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND
    COMPREHENSIVE INCOME For The Period From May 22, 1996 (Inception) Through
                                December 31, 2005

--------------------------------------------------------------------------------

                                                      Treasury Stock            Additional
                                              -----------------------------      Paid In            N/R
                                                Shares           Amount          Capital        Stockholder
                                              ------------     ------------    ------------     ------------
Balance at May 22, 1996 (Inception)                   --       $       --      $       --       $       --
Stock issued to incorporators for cash                --               --            24,500             --
Stock issued for the net assets of
  PLZ Tech, Inc.                                      --               --           281,096             --
Net loss                                              --               --              --               --
                                              ------------     ------------    ------------     ------------

Balance, December 31, 1996                            --               --           305,596             --
Stock issued for cash and services                    --               --           362,720             --
Net loss                                              --               --              --               --
                                              ------------     ------------    ------------     ------------

Balance, December 31, 1997                            --               --           668,316             --
Stock issued for cash                                 --               --         1,281,728             --
Stock issued for services                             --               --           293,719             --
Stock issued in exchange for
  note receivable                                     --               --            28,685             --
Purchase and retirement of treasury stock             --               --           (39,913)            --
Net loss                                              --               --              --               --
                                              ------------     ------------    ------------     ------------

Balance, December 31, 1998                            --               --         2,232,535             --
Stock issued for cash                                 --               --           855,101             --
Stock issued for services                             --               --         1,469,320             --
Intrinsic value of beneficial conversion
  feature of notes payable                            --               --           174,610             --
Fair value of warrants related to
  notes payable                                       --               --           125,000             --
Purchase and retirement of treasury stock             --               --           (10,643)            --
Purchase of treasury stock                        (229,000)         (41,760)           --               --
Sale of treasury stock                              85,000           11,130          24,334             --
Net loss                                              --               --              --               --
                                              ------------     ------------    ------------     ------------

Balance, December 31, 1999                        (144,000)         (30,630)      4,870,257             --
Stock issued for cash                                 --               --         1,012,710             --
Stock issued for services                             --               --         1,726,197             --
Purchase of treasury stock                         (63,500)         (46,486)           --               --
Sale of treasury stock                             142,400           22,542          54,771             --
Exercise of stock options for
  notes receivable                                    --               --           220,150             --
Amortization of discount of convertible
  preferred stock                                     --               --           159,677             --
Exercise of preferred stock
  conversion feature                                  --               --           533,678             --
Issuance of convertible debentures                    --               --           263,830             --
Exchange of preferred stock for
  convertible debentures                              --               --          (869,678)            --
Intrinsic value of convertible debenture              --               --           227,898             --
De-investment in Wizard Technologies                  --               --           (59,583)            --
Net loss                                              --               --              --               --
                                              ------------     ------------    ------------     ------------

Balance, December 31, 2000                         (65,100)         (54,574)      8,139,907         (193,427)
Stock issued for cash                                 --               --            66,844             --
Stock issued for services                             --               --           412,284             --
Purchase of treasury stock                        (251,700)         (16,215)           --               --
Amortization of discount on convertible
  debentures                                          --               --           143,875             --
Stock issued upon debt conversion                     --               --           147,008             --
Net loss                                              --               --              --               --
                                              ------------     ------------    ------------     ------------

------------------------------------------------------------------------------------------------------------
                See accompanying notes to the consolidated financial statements.


Balance, December 31, 2001                        (316,800)         (70,789)      8,909,918         (193,427)
Stock issued for cash                                 --               --           229,816             --
Stock issued for services                             --               --           366,301             --
Purchase of treasury stock                      (1,400,000)          (8,732)           --               --
Sale of treasury stock                             507,800           72,887         (65,058)            --
Exercise of stock options for
  notes receivable                                    --               --            20,900          (22,000)
Advances to officer                                   --               --              --            (34,300)
Reclass of accrued interest with
  note receivable                                     --               --              --            (59,175)
Stock issued upon debt conversion                     --               --           348,324             --
Retroactive application of equity method
  for investment in Biomoda, Inc.                     --               --              --               --
Net loss                                              --               --              --               --
                                              ------------     ------------    ------------     ------------

Balance, December 31, 2002                      (1,209,000)          (6,634)      9,810,201         (308,902)
Stock issued for cash                                 --               --         4,553,055             --
Stock issued for services                             --               --         1,464,845             --
Purchase of treasury stock                     (13,250,000)         (61,943)           --               --
Sale of treasury stock                           9,950,000           24,846          31,707             --
Accrued interest on advances to officer               --               --              --             (2,397)
Cancellation of stock issued for
  note receivable                                     --               --          (241,050)         244,000
Stock issued upon debt conversion,
  including $67,000 of interest                       --               --           337,563             --
Gain on sale of available for
  sale securities                                     --               --              --               --
Net loss                                              --               --              --               --
                                              ------------     ------------    ------------     ------------

Balance, December 31, 2003                      (4,509,000)         (43,731)     15,956,321          (67,299)
Stock issued for cash                                 --               --           656,231             --
Stock issued for services                             --               --           207,580             --
Purchase of treasury stock                      (9,800,000)         (41,724)           --               --
Sale of treasury stock                          14,100,000           48,260            --               --
Stock issued upon debt conversion,
  including $166,240 of interest                      --               --         1,022,790             --
Unrealized gain (loss) on
  marketable securities                               --               --              --               --
Net loss                                              --               --              --               --
                                              ------------     ------------    ------------     ------------

Balance, December 31, 2004                        (209,000)         (37,195)     17,842,922          (67,299)
Stock issued for cash                                 --               --        (1,487,526)            --
Purchase of treasury stock                     (22,205,000)         (15,926)           --               --
Sale of treasury stock                           1,804,000           40,461         (39,267)            --
Expense advances to officer, net
  of accrued interest                                 --               --              --             67,299
Stock issued upon debt conversion                     --               --            10,122             --
Unrealized gain (loss) on marketable
  securities                                          --               --              --               --
Net loss                                              --               --              --               --
                                              ------------     ------------    ------------     ------------

Balance, December 31, 2005                     (20,610,000)    $    (12,660)   $ 16,326,251     $       --
                                              ============     ============    ============     ============


--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND
    COMPREHENSIVE INCOME For The Period From May 22, 1996 (Inception) Through
                                December 31, 2005

--------------------------------------------------------------------------------

                                                                      Deficit
                                                       Other         Accumulated             Total
                                                    Comprehensive     During the          Stockholders'
                                                       Income       Development Stage    equity (deficit)
                                                     ------------    ------------        ------------
Balance at May 22, 1996 (Inception)                  $       --      $       --          $       --
Stock issued to incorporators for cash                       --              --                25,000
Stock issued for the net assets of
  PLZ Tech, Inc.                                             --              --               285,596
Net loss                                                     --           (76,902)            (76,902)
                                                     ------------    ------------        ------------

Balance, December 31, 1996                                   --           (76,902)            233,694
Stock issued for cash and services                           --              --               365,001
Net loss                                                     --           (84,690)            (84,690)
                                                     ------------    ------------        ------------

Balance, December 31, 1997                                   --          (161,592)            514,005
Stock issued for cash                                        --              --             1,292,707
Stock issued for services                                    --              --               296,470
Stock issued in exchange for
  note receivable                                            --              --                29,000
Purchase and retirement of treasury stock                    --              --               (40,385)
Net loss                                                     --          (752,111)           (752,111)
                                                     ------------    ------------        ------------

Balance, December 31, 1998                                   --          (913,703)          1,339,686
Stock issued for cash                                        --              --               863,783
Stock issued for services                                    --              --             1,486,414
Intrinsic value of beneficial conversion
  feature of notes payable                                   --              --               174,610
Fair value of warrants related to
  notes payable                                              --              --               125,000
Purchase and retirement of treasury stock                    --              --               (11,132)
Purchase of treasury stock                                   --              --               (41,760)
Sale of treasury stock                                       --              --                35,464
Net loss                                                     --        (2,765,862)         (2,765,862)
                                                     ------------    ------------        ------------

Balance, December 31, 1999                                   --        (3,679,565)          1,206,203
Stock issued for cash                                        --              --             1,013,493
Stock issued for services                                    --              --             1,730,152
Purchase of treasury stock                                   --              --               (46,486)
Sale of treasury stock                                       --              --                77,313
Exercise of stock options for
  notes receivable                                           --              --                28,573
Amortization of discount of convertible
  preferred stock                                            --              --               159,677
Exercise of preferred stock
  conversion feature                                         --              --               542,878
Issuance of convertible debentures                           --              --               263,830
Exchange of preferred stock for
  convertible debentures                                     --              --              (869,679)
Intrinsic value of convertible debenture                     --              --               227,898
De-investment in Wizard Technologies                         --              --               (59,583)
Net loss                                                     --        (3,827,873)         (3,827,873)
                                                     ------------    ------------        ------------

Balance, December 31, 2000                                   --        (7,507,438)            446,396
Stock issued for cash                                        --              --                68,227
Stock issued for services                                    --              --               422,745
Purchase of treasury stock                                   --              --               (16,215)
Amortization of discount on convertible
  debentures                                                 --              --               143,875
Stock issued upon debt conversion                            --              --               154,073
Net loss                                                     --        (1,985,142)         (1,985,142)
                                                     ------------    ------------        ------------

------------------------------------------------------------------------------------------------------
                See accompanying notes to the consolidated financial statements.


Balance, December 31, 2001                                   --        (9,492,580)           (766,041)
Stock issued for cash                                        --              --               545,661
Stock issued for services                                    --              --               482,069
Purchase of treasury stock                                   --              --                (8,732)
Sale of treasury stock                                       --              --                 7,829
Exercise of stock options for
  notes receivable                                           --              --                  --
Advances to officer                                          --              --               (34,300)
Reclass of accrued interest with
  note receivable                                            --              --               (59,175)
Stock issued upon debt conversion                            --              --               427,020
Retroactive application of equity method
  for investment in Biomoda, Inc.                            --           (97,674)            (97,674)
Net loss                                                     --        (1,285,830)         (1,285,830)
                                                     ------------    ------------        ------------

Balance, December 31, 2002                                   --       (10,876,084)           (789,173)
Stock issued for cash                                        --              --             6,030,815
Stock issued for services                                    --              --             1,832,095
Purchase of treasury stock                                   --              --               (61,943)
Sale of treasury stock                                       --              --                56,553
Accrued interest on advances to officer                      --              --                (2,397)
Cancellation of stock issued for
  note receivable                                            --              --                  --
Stock issued upon debt conversion,
  including $67,000 of interest                              --              --               658,393
Gain on sale of available for
  sale securities                                          17,449            --                17,449
Net loss                                                     --        (3,900,959)         (3,900,959)
                                                     ------------    ------------        ------------

Balance, December 31, 2003                                 17,449     (14,777,043)          3,840,833
Stock issued for cash                                        --              --             1,119,031
Stock issued for services                                    --              --               254,780
Purchase of treasury stock                                   --              --               (41,724)
Sale of treasury stock                                       --              --                48,260
Stock issued upon debt conversion,
  including $166,240 of interest                             --              --             1,125,790
Unrealized gain (loss) on
  marketable securities                                   (27,140)           --               (27,140)
Net loss                                                     --        (5,048,067)         (5,048,067)
                                                     ------------    ------------        ------------

Balance, December 31, 2004                                 (9,691)    (19,825,110)          1,271,763
Stock issued for cash                                        --              --             1,147,174
Purchase of treasury stock                                                   --               (15,926)
Sale of treasury stock                                       --              --                 1,194
Expense advances to officer, net
  of accrued interest                                        --              --                67,299
Stock issued upon debt conversion                            --              --                31,122
Unrealized gain (loss) on marketable
  securities                                              174,480            --               174,480
Net loss                                                     --        (2,055,779)         (2,055,779)
                                                     ------------    ------------        ------------

Balance, December 31, 2005                           $    164,789    $(21,880,889)       $    621,327
                                                     ============    ============        ============


-------------------------------------------------------------------------------
                See accompanying notes to the consolidated financial statements.

            ADVANCED OPTICS ELECTRONICS, INC.
              (A Development Stage Company)
                STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005 and 2004 and for the Period
 From May 22, 1996 (Inception) Through December 31, 2005

                                                                                               May 22, 1996
                                                                                                (Inception)
                                                                                                  Through
                                                                                               December 31,
                                                                   2005            2004             2005
                                                               ------------    ------------    ------------
Cash flows from operating activities:
    Net loss                                                   $ (2,055,779)   $ (5,048,067)   $(21,880,889)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
       Intrinsic value of conversion features                          --              --           610,603
       Write off of organization costs/goodwill                        --              --            63,020
       Extraordinary loss                                              --              --           189,280
       Inventory write off                                             --            29,293          29,293
       Amortization of discount on convertible notes and               --
         preferred stock                                               --              --           295,209
       Loss (Gain) on marketable securities                         (84,099)         98,560          43,829
       Loss on disposal of assets                                      --              (786)          3,520
       Loss on investment in Biomoda, Inc.                             --              --           289,750
       Issuance of common stock for services                           --              --         6,504,726
       Issuance of Biomoda common stock and options
         for services                                                  --           254,780         165,000
       Issuance of notes payable for services                          --            18,000          50,000
       Exchange of investment securities for services               153,428            --           153,428
       Increase in excess of costs and earnings over
         billings on uncompleted contract                              --              --        (2,050,000)
       Increase in allowance for loss on contract                      --           795,000       2,050,000
       Loss (Gain) on extinguishment of debt                           --           620,980         556,088
       Interest accrued on convertible debentures                     8,481            --           317,985
       Interest earned on note receivable from stockholder
         and related parties                                           --              --           (17,823)
       Depreciation and amortization                                 52,727          40,218         716,167
       Bad debt expense                                                --              --            15,000
       Asset impairment                                                --           365,314         592,884
       Other non-cash expenses                                        1,476            --            34,923
       Accrued interest                                                --              --            30,667
       Expense advances to officer                                   67,299            --            67,299
       Gain on forgiveness of debt to officer                       (51,351)           --           (51,351)
    Changes in operating assets and liabilities:
       Decrease (Increase) in other current assets                   (6,806)         26,233         (19,019)
       Decrease in inventory                                           --              --           (35,293)
       (Decrease) Increase in accounts payable, accrued and
         other liabilities                                          180,553        (164,019)        206,493
                                                               ------------    ------------    ------------

    Net cash provided by (used in) operating activities          (1,734,071)     (2,964,495)    (11,069,211)
                                                               ------------    ------------    ------------



Cash flows from investing activities:
    Purchases of property and equipment                              (3,780)        (61,276)       (521,860)
    Additions to Patent, trademark and license fee,
      net of extraordinary gain                                     (34,106)        (63,742)       (114,878)
    Investment in GenoMed                                           (21,478)       (900,000)       (921,478)
    Proceeds from sale of GenoMed stock                             184,046            --           184,046
    Investment in Biomoda, Inc.                                        --              --          (383,845)
    Proceeds from sale of Biomoda, Inc. stock                          --              --            28,930
    Advances to Biomoda, Inc.                                          --              --           (38,432)
    Advances from shareholders                                         --             4,445          14,009
    Sale of marketable securities                                      --           152,122         192,787
    Purchases of marketable securities                                 --          (536,000)       (645,334)
    Cash of variable entity on consolidation                           --              --               155
    Increase in notes receivable                                     (4,827)        (14,579)        (54,406)
    Purchase of other assets                                           --              --          (245,579)
                                                               ------------    ------------    ------------

    Net cash used in investing activities                           119,855      (1,419,029)     (2,505,885)
                                                               ------------    ------------    ------------

Cash  flows from financing activities:
    Principal repayments on notes payable and capital leases        (38,359)           --          (308,346)
    Proceeds from notes payable                                        --              --           622,776
    Issuance of common stock for cash                             1,147,173       1,119,031      12,470,891
    Issuance of Biomoda common stock for cash                          --            60,000          60,000
    (Increase) decrease in note receivable stockholder                 --              --            (5,422)
    Proceeds from sale of treasury stock                              1,194          48,260         226,613
    Purchase of treasury stock                                      (15,926)        (41,724)       (274,303)
    Proceeds from issuance of convertible debt                         --              --         1,270,965
    Principal repayments on convertible debt                           --          (154,000)       (395,560)
                                                               ------------    ------------    ------------
    Net cash provided by financing activities                     1,094,082       1,031,567      13,667,614
                                                               ------------    ------------    ------------
Net (decrease) increase in cash                                    (520,134)     (3,351,957)         92,518

Cash at beginning of period                                         612,652       3,964,609            --
                                                               ------------    ------------    ------------
Cash at end of period                                          $     92,518    $    612,652    $     92,518
                                                               ============    ============    ============


Supplemental  disclosure  of cash flow  information
    Cash paid during the year for:
       Interest                                                $       --      $        451
                                                               ============   =============
       Income taxes                                            $         50    $         50
                                                               ============   =============

    Non-cash transactions:
       Stock issued for debt conversion                        $     31,122    $  1,125,790
                                                               ============   =============
       Change in unrealized gain (loss) on
          marketable securities                                $    174,480    $    (27,140)
                                                               ============   =============


--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF OPERATIONS

Advanced Optics Electronics, Inc. (the "Company") and Biomoda, Inc ("Biomoda"), a consolidated entity, are development stage technology companies focusing respectively on the development and production of large-scale flat panel displays and cancer detection methods. The Company's stock trades on the Over The Counter Bulletin Board under the symbol "ADOT." The Company plans to focus on producing and selling the large-scale flat panel displays for outdoor advertising billboards.

The Company is developing a color recognition optical device and plans to initially focus on marketing it as a color identifier to the visually impaired and as a teaching aid for small children. The Company's unique and novel conception and implementation of hardware and firmware determines color optically and expresses the results with vocal responses. The Company intends to establish marketing arrangements for the distribution to retail locations after a supply has been manufactured and inventoried.

Since May 22, 1996 ("Inception"), the Company has primarily been engaged in the research and development of its products. Once the research and development is complete, the Company will begin to manufacture and obtain new contracts. The Company is in the development stage and has not generated revenues from any product sales. The Company believes that its planned products will produce sufficient revenues in the future. There are no assurances, however, that the Company will be able to produce such products, or if produced, that they will be accepted in the market place.

The Company's research and development work in 2005 has not completed the initial product as expected. Completion of the product is now expected in the latter half of 2006.

In mid 2002, the Company's Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") replaced Biomoda's management team, affecting a change in control. The Company also owns 15.75% of Biomoda's outstanding common stock. On August 13, 2003, Biomoda formed a 100% owned subsidiary known as Biomoda Holdings, Inc., a Nevada corporation, for the purpose of research, development, production and marketing of medical and biomedical products. As of December 31, 2005, the Company owned 1,132,285 or 15.75% of the 7,187,282 outstanding shares of Biomoda. Two of the Company's officers own 12.24%, collectively, of Biomoda's outstanding shares. The Company subleases office space and lab equipment to Biomoda and two of the Company's officers are also officers of Biomoda. The Company has been the primary source of funding to Biomoda since 2002 through advances made under a line of credit agreement. The Company is considered the primary beneficiary as it stands to absorb the majority of Biomoda's, called herein as the variable interest entity, expected losses. Since Biomoda and the Company are considered entities under common control for accounting purposes, the Company measures the assets and liabilities of Biomoda at their carrying amounts in consolidation. (Note 6)

Biomoda's primary focus is on early cancer detection technology. Its novel cell-labeling technology is globally patented for the detection of pre-cancerous

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

and cancerous conditions in human fluid samples and tissue. This technology, based on a compound called Tetrakis Carboxy Phenyl Porphine (TCPP), was developed at St. Mary's hospital in Colorado and Los Alamos National Laboratories. Biomoda obtained a worldwide exclusive license to the TCPP technology from the University of California in late 1995, and began new research broadening the scope of the original patent and technology. Biomoda received its first patent in the Company's name (patent 6,838,248) issued on January 4, 2005 to detect pre-cancerous and cancerous conditions in all human tissue. Biomoda began the commercialization process by trademarking the technology as CyPath. Management expects to continue assay valuation work and register its product with the FDA in 2006.

Biomoda's products are subject to FDA registration or approval and to post-approval FDA reporting requirements. Biomoda's current intention regarding regulatory strategy is to initiate product introductions via an ASR registration and potentially migrate up the regulatory spectrum as markets require. Biomoda's management expects to continue assay validation work and commence registration of its product with the FDA in the later half of 2006. There are several business models, product types and regulatory routes that Biomoda is evaluating including licensing, ASR, 510K, PMA for IVD kits and reagents. Biomoda is evaluating several cancers with a focus on large markets that are in need of the most immediate diagnostic support. These include: lung, bladder and cervical.

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

          PMA will require clinical studies to be completed and will be initiated when it is viewed as appropriate for the business. This will require on the order of 18 months to plan, execute, and document. During that time kit manufacturing can be initiated. FDA approval will require 6 to 9 months. Partial funding will be provided from reagent sales. It is estimated additional funding of a minimum of $2 to $3 million will be required

     b. Bladder: Validation is projected to be complete by 4th quarter 2006. The formulation is expected to be identical to that for lung; therefore manufacturing will be in place. Based on this benchmark, FDA product listing and registration will only require an update. Funding will be provided by reagent sales revenue.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include accounts of the Company and the accounts of the variable interest entity, Biomoda, Inc. (Note 6). All significant inter-company accounts and transactions have been eliminated in consolidation.

DEVELOPMENT STAGE AND GOING CONCERN

The Company has been in the development stage since inception, and has not generated any revenues from operations and there is no assurance of any future revenues.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

     o The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2005, the Company has accumulated deficit of $21,679,276. The Company's total assets exceeded the total liabilities by $621.327. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

     o The Company is seeking investment capital through the public markets and private placements.

Management plans to obtain revenues from product sales, but there are no significant commitments for purchases of any of the proposed products. In the absence of significant sales and profits, the Company may seek to raise additional funds to satisfy its working capital requirements through the additional sales of debt and equity securities. There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that these funds will be obtainable on terms satisfactory to the Company. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

USE OF ESTIMATES

The  preparation of the  consolidated  financial  statements in conformity  with

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

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

Following is a summary of marketable securities classified as available for sale as of December 31, 2005:

                             Cost Basis    Fair Market Value    Unrealized Gain
                             ----------    -----------------    ---------------
Marketable securities
  -Common stock              $ 737,238        $ 902,027             $ 164,789

Available-for-sale securities consist of securities in GenoMed and are carried at fair value with the unrealized gain or loss, net of tax, reported in accumulated other comprehensive income. The fair value of marketable securities was determined based on available market information. During the year ended December 31, 2005, the Company transferred 2,571,409 shares valued at $69,364 to consultants in exchange for services.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

CONCENTRATIONS OF CREDIT RISK

The financial instruments that potentially expose the Company to a concentration of credit risk principally consist of cash. The Company places its cash with high credit quality institutions.

From time to time the Company maintains cash balances at certain financial institutions in excess of the Federal Deposit Insurance Corporation ("FDIC") limit of $100,000. At December 31, 2005, such balances in excess of the FDIC limit approximated $-0-.

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

Statement of Financial Accounting Standards ("SFAS") 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which supercedes SFAS 121, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sales, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated commitments to plan to sell such assets, as defined, by management. As a result, management cannot determine the potential effects that adoption of SFAS 144 will have on the financial statements with respect to future disposal decisions, if any. Although no provision for impairment was recorded in 2005, a year-end total loss on impairment since inception was $592,884. There can be no assurance, however, that market conditions will not change or demand for the Company's products or services will increase, which could result to additional impairment of long-lived assets.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

DEBT SETTLEMENT

In April 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections as of April 2002." SFAS 145 provides guidance for income statement classification of gains and losses on extinguishments of debt. Such gains and losses must be analyzed to determine if they meet the criteria for extraordinary item classification based on the event being both unusual and infrequent. The Company adopted SFAS 145 beginning January 1, 2003. During 2004, the Company recorded a loss of $620,980 on settlement of debt. The Company has determined that loss is not extraordinary in nature.

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------


BASIC AND DILUTED LOSS PER COMMON SHARE

Under SFAS 128, "Earnings Per Share," basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common share were dilutive (using the treasury stock method).. Because the Company has incurred net losses, basic and diluted loss per share is the same as additional potential common shares would be anti-dilutive.

STOCK-BASED COMPENSATION

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

At December 31, 2005, the Company has one stock-based employee compensation plan (the "Plan"), which is described more fully in Note 11. The Company accounts for the Plan under the recognition and measurement principles of APB 25, and related interpretation. No stock-based compensation cost is recognized in net loss. Stock options granted under the Plan have exercise prices equal to the market value of the underlying common stock on the dates of grant.

The following table illustrates the effect on net income and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                                                2005                  2004
                                           ----------------      ---------------
Net loss:
    As reported                            $   (2,055,779)      $   (5,048,067)
    Deduct: Total stock-based
      employee compensation
      expense determined under
      fair value based method
      for all awards                               --                   --
                                           ----------------      ---------------
    Pro forma                              $   (2,055,779)      $   (5,048,067)
                                           ================      ===============

Basic and diluted net loss per share:
    As reported                            $        (0.00)      $        (0.00)
                                           ================      ===============
    Pro forma                              $        (0.00)      $        (0.00)
                                           ================      ===============

The  above  pro  forma  effects  of  applying  SFAS  123  are  not   necessarily
representative of the impact on reported net loss for future years.

The Company did not grant any options during the years ended December 31, 2005 and 2004.

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

REPORTING SEGMENTS

Statement of financial accounting standards No. 131, Disclosures about segments of an enterprise and related information (SFAS No. 131), which superseded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company allocates resources and assesses the performance based upon information from two reporting units, Advanced Optics Electronics, Inc. and Biomoda, Inc.

ADVERTISING

The Company expenses the cost of advertising when incurred. Advertising costs for the years ended December 31, 2005 and 2004 were immaterial to the financial statements, and are included in general and administrative expenses in the accompanying statement of operations.

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

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of 2006. The Company is evaluating the effects adoption of SFAS 123R will have on its financial statements.

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

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

As disclosed in Note 6, the Company is associated with Biomoda, Inc. Because two officers of the Company also serve as officers of Biomoda and other factors discussed in FIN No. 46R, the Company has complied with the pronouncement and consolidated, at this time, the two Company's financial statements. See note 6 for the impact of adoption of the standard.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

EARNINGS PER SHARE

Earnings per share for the years ended December 31, 2005 and 2004 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Stocks to be issued are regarded as common stock equivalents and are considered in diluted earnings per share calculations.

2. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2005:

 Machinery and equipment                                    $ 386,861
 Furniture and fixtures                                       107,183
 Automobiles                                                   43,313
 Leasehold improvements                                        21,351
                                                  --------------------
                                                              558,708

 Less accumulated depreciation and amortization              (438,380)
                                                  --------------------
                                                            $ 120,328
                                                  ====================

3. PATENTS

Biomoda has entered into license agreements with a major university and national laboratory to obtain rights for the purpose of developing, manufacturing, and selling products using its patented technologies. Under such agreement, Biomoda will pay royalties at varying rates based upon the level of revenues from licensed products. The agreement continues as long as any licensed patents remain in force. Biomoda has not incurred any royalty expense during the period from January 3, 1990 (inception) to December 31, 2005. Biomoda also pays an annual fee in the amount of $15,000 to renew such license agreement.

All patent costs are held in Biomoda. The gross carrying amount is $266,476 and accumulated amortization is $71,900. Amortization expense for 2005 is $16,107. Amortization expense for the Company's intangible assets over the next five fiscal years is estimated to be: 2006-$16,107, 2007-$16,107, 2008-$16,107,
2009-$16,107 and 2010-$16,107.

Biomoda has entered into a license agreement with the University of California to license two patents related to TCCP. As provided in the license agreement and its amendments, US Patents No. 5,162,231 and No. 5,391,547 are licensed by the University to Biomoda. The license agreement is in good standing and there are no defaults of the license provisions.

Biomoda, Inc. has been awarded US Patent No. 6,838,248. The company is also applying for one CIP and one Divisional Patent.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------


The following table provides further outlines on the key referenced patents:


--------------------------------------------------------------------------------

  Country            Title               Patent No.  Issue Date  Expiration Date
================================================================================

     US      COMPOSITIONS AND METHODS     6,838,248    1/4/05       1/4/22
             OF DETECTING PRE-CANCEROUS
             CONDITIONS IN CELL AND                    Application was filed for
             TISSUE SAMPLES USING                      a Continuation In Part
             5,10,15,20 - TETRAKIS                     additional patent.
             {CARBOXYPHENYL} PORPHINE

--------------------------------------------------------------------------------

     US      METHOD USING 5,10,15,20 -    5,162,231   11/10/1992   11/10/2009
             TETRAKIS {R-CARBOXYPHENYL}
             PORPHINE FOR DETECTING
             CANCERS OF THE LUNG
--------------------------------------------------------------------------------

     US      METHOD USING 5,10,15,20 -    5,391,547    2/21/1995    2/21/2012
             TETRAKIS {R-CARBOXYPHENYL}
             PORPHINE FOR TREATING
             CANCERS OF THE LUNG
--------------------------------------------------------------------------------

Biomoda has received foreign patents in sixteen countries protecting U.S. Patents No. 5,162,231 and No. 5,391,547, noted above in table. These patents have been issued in Austria, Belgium, Denmark, France, Germany, Italy, Netherlands, Spain, Sweden, Australia, Brazil, Canada, Japan, Korea, Russia, and the United Kingdom and are effective until 6/17/2011.

4. RELATED PARTY TRANSACTIONS

ADVANCES FROM SHAREHOLDERS

As of December 31, 2005, Biomoda had advances and accrued interest of approximately $149,000 payable to two of its stockholders. Such advances historically bore interest at 10% per annum. On December 31, 2003, a third stockholder of Biomoda agreed to forgive all accrued interest payable to him in the amount of approximately $25,000, which represents the gain on forgiveness of debt in the accompanying statements of operations. In 2004, he accepted 200,000 shares of common stock as repayment of the remaining balance. Interest expense related to such advances for the years ended December 31, 2005 and 2004 and for the period from Inception through December 31, 2005 were approximately $14,000, $12,000, and $137,000 respectively.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------


5. INVESTMENT IN GENOMED, INC.

On January 8, 2004, the Company entered into a Stock Purchase Agreement (the "Agreement") with GenoMed, Inc., a Florida corporation ("GenoMed") whereby the Company purchased approximately 33,300,000 shares of restricted common stock of GenoMed for $900,000 in cash, representing approximately 17.9% of the total outstanding shares of GenoMed immediately after the execution of the Agreement.


6. VARIABLE INTEREST ENTITY-BIOMODA, INC.

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

At December 31, 2005, the Company owned 1,132,285 or 15.75% of the 7,187,282 outstanding shares of Biomoda, Inc. ("Biomoda"), a development stage company involved in the development of technology for the early detection of lung cancer. In addition, two of the Company's officers own approximately 12%, collectively, of Biomoda's outstanding shares. Further, the Company subleases office space and lab equipment to Biomoda and two of the Company's officers are also officers of Biomoda. Finally, the Company has been the sole source of funding to Biomoda since 2002 through advances made under a line of credit agreement. Such advances totaled $1,491,523 at December 31, 2005 and interest income of $59,947.has been recorded. All of these amounts have been eliminated in consolidation. The Company is considered the primary beneficiary as it stands to absorb the majority of the VIE's expected losses. Since Biomoda and the Company are considered entities under common control, the Company measures the assets and liabilities of Biomoda at their carrying amounts in consolidation.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

The accounts of Biomoda that have been consolidated with the Company as per Interpretation 46 of ARB 51 at December 31, 2005 are as follows:
                  Cash                                $              24
                  Other current assets                            6,436
                  Patents, net                                  194,576
                  Property and equipment, net                     9,378
                  Accounts payable                              106,129
                  Accrued expenses                              225,586
                  Advances from Biomoda stockholders            149,002

From inception through December 31, 2005, Biomoda has generated no revenues. The Company has charged $31,277 against non-current assets in December 31, 2005 to consolidate Biomoda's account.

In 2006, Biomoda anticipates being able to raise its own funds in the public equity market. In this case, Biomoda may be able to sustain its own operations, repay its obligation to the Company, and hire its own officers. In such case, the Company may no longer be considered the primary beneficiary and the results of Biomoda may be deconsolidated. There can be no assurance that Biomoda will be able to raise sufficient funds to repay its obligation to the Company and become self-sustaining in its operations.

7.  ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2005:

                  Payroll taxes                       $   186,051
                  Contingency                             121,834
                  Accrued expense                          11,189
                  Accrued Interest                         12,184
                  License fees                             15,000
                  Other                                    17,400
                                                           ------
                                                      $   363,658
                                                      ===========


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------


8.  CONVERTIBLE DEBENTURES

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

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

During the year ended December 31, 2005, the Company issued 21,000,000 shares of common stock for its convertible debentures. Conversion price per share shall be the lesser of 75% of the average of the three lowest closing bid prices during the 30 trading days prior to but not including the issue date of the debentures and 80% of the average of the three lowest closing bid prices during the 90 trading days immediately prior to but not including the conversion date, which is approximately $0.01 per share. These shares were valued at approximately $31,000. A balance of $83,041 is being carried for this debenture on the Company's financial records as of December 31. 2005.

The following table summarizes these transactions:
                                                  2005               2004
                                                  ----               ----
Shares issued to retire debentures             21,000,000        320,830,452
Approximate value per share                      $ 0.0015            $0.0021
                                                 --------            --------

Total value of shares issued                       31,122            658,393
Cash payments rendered                              -0-              255,811
Carrying value of debt retired                     31,122            954,375
                                                 --------            --------
Gain (loss) on retirement of debt                $  -0-              $40,171
                                                 ========            ========

9. INCOME TAXES

During fiscal 2005 and 2004, the provision for taxes (substantially all deferred) differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before provision for taxes as a result of the following:
                                                 2005                 2004
                                              -----------           -----------
Computed "expected" tax (benefit) expense     $ (697,000)         $ (1,716,000)

Addition to (reduction) in income taxes
  resulting from:
    State income taxes, net of                  (123,000)             (303,000)
      federal benefit
    Change in deferred tax asset
      valuation allowance                        820,000             2,008,000
    Other                                                               11,000
                                              -----------           -----------
                                              $        --     $              --
                                              ===========           ===========

The total valuation allowance increased by $820,000 and $2,008,000 during the years ended December 31, 2005 and 2004, respectively.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

The effects of temporary differences that give rise to significant portions of the deferred taxes at December 31, 2005 are presented below:

Deferred tax asset:
    Tax net operating loss carryforwards    $         8,316,000
    Deferred tax asset valuation allowance           (8,316,000)
                                             ------------------
                                            $                --
                                             ==================

At December 31, 2005, Advanced Optics Electronics, Inc. had tax net operating loss carryforwards of approximately $22,291,000 and $12,283,000 available to offset future taxable federal and state income, respectively. If not utilized to offset future taxable income, the carryforwards will expire in various years through 2024. In the event the Company was to experience a greater than 50% change in ownership as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's tax net operating loss carryforwards could be severely restricted.

10. STOCKHOLDERS' EQUITY

PREFERRED STOCK

The Company's articles of incorporation authorize up to 10,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time as the Board of Directors determine. As of December 31, 2005, there were no shares of preferred stock outstanding.

TREASURY STOCK

During the year ended December 31, 2005 the Company purchased 24,605,000 shares of its common stock as treasury shares for approximately $16,000 and sold 1,804,000 shares for approximately $1,200. In 2004, the Company purchased 9,800,000 shares for approximately $42,000 and sold 14,100,000 shares for approximately $48,000.

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

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

During the year ended December 31, 2002, in accordance with the applicable convertible note payable agreement, the Company issued 2,165,000 shares of

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

During the year ended December 31, 2005, the Company issued 1,551,700,000 shares of common stock for cash, which were valued at approximately $935,000.

During the year ended December 31, 2005, the Company issued 21,000,000 shares of common stock for its convertible debentures. Conversion price per share shall be the lesser of 75% of the average of the three lowest closing bid prices during the 30 trading days prior to but not including the issue date of the debentures and 80% of the average of the three lowest closing bid prices during the 90 trading days immediately prior to but not including the conversion date, which is approximately $0.01 per share. These shares were valued at approximately $31,000.

During the year ended December 31, 2005, the Company increased its authorized shares to 7,000,000,000.

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

The following is a status of the stock options outstanding at December 31, 2005 and 2004 and the changes during the two years then ended:


                                                     Year Ended                                Year Ended
                                                   December 31, 2005                        December 31, 2004
                                             ---------------------------------     ----------------------------------
                                                                   Weighted                               Weighted
                                                                   Average                                Average
                                                Options             Price             Options              Price
                                             ---------------     -------------     ---------------      -------------
Outstanding, beginning of year                      400,000             $0.02           3,175,000              $0.23
Granted                                                   -                 -                   -                  -
Exercised                                                 -                 -                   -                  -
Cancelled/Terminated                                      -                 -         (2,775,000)               0.34
                                             ---------------     -------------     ---------------      -------------
Outstanding and exercisable, end of year            400,000             $0.02             400,000              $0.02
                                             ===============     =============     ===============      =============
Weighted average fair value of options
granted during the year                                                     -                                      -
                                                                 =============                          =============


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

The following table summarizes information related to stock options outstanding at December 31, 2005:

                                      Options Outstanding                         Options Exercisable
                        -------------------------------------------------  ---------------------------------
                                           Weighted
                                            Average           Weighted                           Weighted
                                           Remaining          Average                             Average
                                          Contractual         Exercise                           Exercise
  Exercise Price           Number        Life (Years)          Price            Number             Price
-------------------     ------------- -------------------- --------------- ----------------- ----------------
      $0.02                   400,000         0.04           $  0.02                400,000           $  0.02

                        --------------                      -------------    ---------------    --------------

-------------------     ------------------------------------------------------------------------------------------

There were no stock options granted in 2005 and 2004.

WARRANTS

From time to time, the Company issues warrants to employees and to third parties pursuant to various agreements.

In January 2002, the Company issued warrants to two directors to purchase 300,000 shares of the Company's common stock. The exercise price of the warrants is $0.02 per share (the fair market value of the Company's common stock on the date of grant) and vested immediately. The warrants expire five years from the date of issuance.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------


The following represents a summary of warrants outstanding for the years ended December 31, 2005 and 2004:

                                                Year Ended December 31,                Year Ended December 31,
                                                          2005                                   2004
                                           -----------------------------------    -----------------------------------
                                                                  Weighted                               Weighted
                                              Warrants         Average Price         Warrants         Average Price
                                           ----------------    ---------------    ----------------    ---------------
Outstanding, beginning of year                   4,796,000              $0.11           8,646,000              $0.06
Granted                                                  -                  -                   -                  -
Exercised                                                -                  -                   -                  -
Cancelled/Terminated                            (3,996,000)              0.13          (3,850,000)              0.05
                                           ----------------    ---------------    ----------------    ---------------
Outstanding and exercisable, end of year           800,000              $0.03           4,796,000              $0.11
                                           ================    ===============    ================    ===============
Weighted average fair value of warrants
granted during the year                                                     -                                      -
                                                                 =============                          =============


The following table summarizes information related to warrants outstanding at December 31, 2005:

                                      Warrants Outstanding                            Warrants Exercisable
                        -------------------------------------------------        ----------------------------------
                                           Weighted
                                            Average            Weighted                               Weighted
                                           Remaining           Average                                 Average
                                          Contractual          Exercise                               Exercise
  Exercise Price           Number        Life (Years)           Price                Number             Price
-------------------     -------------- -------------------- ------------------ ------------------- ----------------
      $0.02                   300,000             0.04           $  0.02                300,000         $  0.02
    $0.31-0.33                500,000             0.30              0.03                500,000            0.03
                        --------------                      -------------        ---------------    ------------
                              800,000                            $  0.11                800,000         $  0.03
-------------------     -------------------------------------------------------------------------------------------

There were no warrants issued in 2004 and 2005.

11. IMPAIRMENT OF ASSETS

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

As disclosed in the note #1 to the financial statements, an impairment loss is recognized when estimates of future undiscounted cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. At the time such flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values and any impairment amount is charged to operations. Accordingly, based on these evaluations and in comparison of such investments with its market value, management adjusted the carrying value of investments to zero at October 31, 2004.

12. COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases the facilities in which it operates. Payments for the office facility are $4,225 per month and are currently month-to-month. In addition, during the year ended December 31, 2002, the Company entered into a month-to-month sublease with Biomoda, Inc. (see Note 6), in which the Company is to receive $300 per month.

In February 2004, the Company entered into a 25-month lease agreement for its West Coast office. Monthly rental is $2,413 per month from February 1, 2004 to February 28, 2006. Minimum annual rentals subsequent to December 31, 2005 are as follows:

                  Year              Amount
                  2006              $ 29,861
                  2007                29,861
                                    --------
                  Total             $ 59,722
                                    ========

Rental expense for operating leases approximated $63,000 and $77,000 for the years ended December 31, 2005 and 2004 respectively and approximated $390,000 for the period from Inception through December 31, 2005. Rental income from the sublease to Biomoda, Inc. approximated $3,600 for both years ended December 31, 2005 and 2004, and $14,000 for the period from Inception through December 31, 2005 and has been included in operating expenses in the accompanying statement of operations.

LITIGATION

From time to time, the Company may be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the normal operations of the business. The Company is currently not involved in any such litigation which management believes could have a material adverse effect on its financial position or results from operations.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

The Company and Biomoda have filed an action seeking the court to declare that a contingent obligation to a former employee of Biomoda is not due until after Biomoda's IPO is funded. The contingency is reflected on the balance sheet. In April, 2005 the Company was awarded damages in the amount of $13,500,269 as a result of two separate judgments in favor of the Company against two party defendants. The Company has not accounted for the now $14,000,000+ judgment because the amount to be collected is still uncertain. To be conservative, the Company has assigned zero value at this time.


NOTE  13.         SEGMENTS AND MAJOR CUSTOMERS

The Company has two reportable segments consisting of (1) producing and selling large-scale flat panel displays for outdoor advertising billboards and its color identifier for the vision impaired; (2) early cancer detection technology. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on sales, gross profit margins and operating profit before income taxes.

The following is information for the Company's reportable segments for the years ended December 31, 2005 and 2004 (in thousands):

                                           2005                                        2004
                         ADOT    Biomoda    Unallocated   Total       ADOT    Biomoda   Unallocated    Total
Revenue               $   --     $  --      $  --        $  --      $  --      $  --    $   --        $  --
Loss on Operations
                       (1,566)      (539)      -0-        (2,105)    (3,578)      (708)    -0-         (4,286)
Depreciation
    and amortization       32         21       -0-            53         25         15     -0-             40
Interest expense           13         26       -0-            39         18         30     -0-             48
Capital expenditure         4         35                      39        539        278     -0-            817
Net Loss              $(1,491)   $  (565)   $  -0-       $(2,056)   $(4,289)   $  (759) $  -0-        $(5,048)




NOTE  14.         SUBSEQUENT EVENTS

In the first quarter of 2006, 1,345,000,000 shares were issued for cash in the amount of $418,600 and 65,000,000 shares were issued for services valued at $6,370. During February 2006, the Company increased its authorized shares to 8,000,000,000.

--------------------------------------------------------------------------------
F-36