Form 10QSB
period 2006-03-31
ADVANCED OPTICS ELECTRONICS INC
filed 2006-05-18
CIK 1020657

U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


                For the three month period ended: March 31, 2006


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

The number of issuer's shares of Common Stock outstanding as of May 11, 2006 was 7,983,707,055

Transitional Small Business Disclosure Format (check one):  Yes     No X
                                                               ----   ----

PART I:  FINANCIAL INFORMATION
ITEM 1:  Financial Statements


                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                                  BALANCE SHEETS

--------------------------------------------------------------------------------

                                                                                  March 31, 2006   December 31,
                                                                                    (Unaudited)        2005
                                      ASSETS

Current Assets
         Cash                                                                      $    211,213    $     92,518
         Cash, restricted                                                                30,000            --
         Marketable securities                                                          714,029         902,027
         Other current assets                                                            21,057          24,252
                                                                                   ------------    ------------

              Total current assets                                                      976,299       1,018,797

Intangibles, net of accumulated amortization of $76,008 and $71,900                     187,218         194,576

Property and Equipment, net of accumulated depreciation of $446,459 and $438,380        112,249         120,328

Other Assets
         Notes receivable and deposits                                                   55,326          54,406
                                                                                   ------------    ------------

                                                                                   $  1,331,092    $  1,388,107
                                                                                   ============    ============


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Bank overdraft                                                            $     14,961    $       --
         Accounts payable                                                               167,212         165,546
         Accrued expenses                                                               447,365         363,658
         Common stock subscribed                                                         30,000            --
         Advances from shareholders                                                     152,758         149,002
         Convertible debentures                                                          90,235          88,574
                                                                                   ------------    ------------

              Total current liabilities                                                 902,531         766,780
                                                                                   ------------    ------------

Commitments and Contingencies

Stockholders' Equity
         Preferred stock, $0.001 par value, 10,000,000 shares authorized;
           no shares issued and outstanding                                                --              --
         Common stock, $0.001 par value, 8,000,000,000 shares authorized;
           7,433,836,349 shares issued and outstanding                                7,433,836       6,023,836
         Treasury stock, at cost                                                        (13,333)        (12,660)
         Additional paid in capital                                                  15,347,851      16,326,251
         Accumulated other comprehensive income                                         163,717         164,789
         Deficit accumulated during the development stage                           (22,503,510)    (21,880,889)
                                                                                   ------------    ------------

              Total stockholders' equity                                                428,561         621,327
                                                                                   ------------    ------------

                                                                                   $  1,331,092    $  1,388,107
                                                                                   ============    ============

--------------------------------------------------------------------------------
                See accompanying notes to the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
  For the Three Month Periods Ended March 31, 2006 and 2005 and For The Period
              From May 22, 1996 (Inception) Through March 31, 2006
                                   (Unaudited)
   --------------------------------------------------------------------------

                                                                                                       May 22, 1996
                                                                                                        Inception)
                                                                                                         Through
                                                                                                        March 31,
                                                                     2006               2005               2006
                                                                ---------------    ---------------    ---------------
CONTRACT REVENUES                                               $          --      $          --      $          --

OPERATING EXPENSES
      General and administrative                                        447,967            467,101         13,793,407
      Research and development                                          128,093            102,424          2,976,101
      Professional Fees                                                  65,379              1,904            318,934
      Depreciation & amortization                                        12,187             12,499            190,394
      Licensing Fees                                                       --                 --               53,101
      Inventory write-off                                                  --                 --               29,293
      Asset impairment                                                     --                 --              592,884
                                                                ---------------    ---------------    ---------------
                 Total operating expenses                               653,626            583,928         17,954,114

LOSS ON CONTRACT                                                           --                 --            2,255,944
                                                                ---------------    ---------------    ---------------

OPERATING LOSS                                                         (653,626)          (583,928)       (20,210,058)
                                                                ---------------    ---------------    ---------------

OTHER INCOME (EXPENSES)
      Interest income                                                       922                860             85,875
      Realized gain (loss) on marketable equity securities               38,710             (2,213)            (5,119)
      Other investment gains                                               --                 --               59,784
      Loss from investment in Biomoda, Inc.                                --                 --             (289,750)
      Gain (loss) on disposal of assets                                    --                 --               (3,520)
      Gain (loss) on settlement of debts                                   --               10,122           (556,088)
      Interest expense                                                   (8,627)            (6,421)        (1,332,885)
      Other income                                                         --                 --                  551
                                                                ---------------    ---------------    ---------------
                 Total other income (expenses)                           31,005              2,348         (2,041,152)
                                                                ---------------    ---------------    ---------------

NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE & EXTRAORDINARY LOSS                           (622,621)          (581,580)       (22,251,210)

EXTRAORDINARY LOSS                                                         --                 --             (189,280)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE                                                                  --                 --              (63,020)
                                                                ---------------    ---------------    ---------------

NET LOSS                                                        $      (622,621)   $      (581,580)   $   (22,503,510)
                                                                ===============    ===============    ===============

OTHER COMPREHENSIVE (LOSS) GAIN
      Unrealized gain (loss) on marketable securities                    (1,072)           987,983            163,717

                                                                ---------------    ---------------    ---------------
COMPREHENSIVE LOSS                                                     (623,693)           406,403        (22,339,793)
                                                                ===============    ===============    ===============




Basic and diluted net loss before cumulative effect of change in accounting principle available to common shareholder
per common share and extraordinary loss                         $        (0.000)   $        (0.000)

Extraordinary loss                                                         --                 --

Cumulative effect of change in accounting principle                        --                 --
                                                                ---------------    ---------------

Basic and diluted net loss available to common shareholder      $        (0.000)   $        (0.000)
                                                                ===============    ===============
per common share

Basic and diluted weighted average common shares
  outstanding                                                     6,755,780,793      2,933,421,132
                                                                ===============    ===============


* Weighted average number of shares used to compute basic and diluted loss per share is the same since  the effect of dilutive securities is anti-dilutive.


--------------------------------------------------------------------------------
                See accompanying notes to the consolidated financial statements.

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND
    COMPREHENSIVE INCOME For The Period From May 22, 1996 (Inception) Through
                                March 31, 2006
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                     Preferred Stock                  Common Stock
                                              ----------------------------    ----------------------------

                                                 Shares          Amount          Shares         Amount
                                              ------------    ------------    ------------    ------------
Balance at May 22, 1996 (Inception)                   --      $       --              --      $       --
Stock issued to incorporators for cash                --              --           500,000             500
Stock issued for the net assets of
  PLZ Tech, Inc.                                      --              --         4,500,000           4,500
Net loss                                              --              --              --              --
                                              ------------    ------------    ------------    ------------

Balance, December 31, 1996                            --              --         5,000,000           5,000
Stock issued for cash and services                    --              --         2,281,212           2,281
Net loss                                              --              --              --              --
                                              ------------    ------------    ------------    ------------

Balance, December 31, 1997                            --              --         7,281,212           7,281
Stock issued for cash                                 --              --        10,979,275          10,979
Stock issued for services                             --              --         2,751,000           2,751
Stock issued in exchange for
  note receivable                                     --              --           315,000             315
Purchase and retirement of treasury stock             --              --          (472,200)           (472)
Net loss                                              --              --              --              --
                                              ------------    ------------    ------------    ------------

Balance, December 31, 1998                            --              --        20,854,287          20,854
Stock issued for cash                                 --              --         8,681,624           8,682
Stock issued for services                             --              --        17,094,313          17,094
Intrinsic value of beneficial conversion
  feature of notes payable                            --              --              --              --
Fair value of warrants related to
  notes payable                                       --              --              --              --
Purchase and retirement of treasury stock             --              --          (489,251)           (489)
Purchase of treasury stock                            --              --              --              --
Sale of treasury stock                                --              --              --              --
Net loss                                              --              --              --              --
                                              ------------    ------------    ------------    ------------

Balance, December 31, 1999                            --              --        46,140,973          46,141
Stock issued for cash                                  710               1         782,000             782
Stock issued for services                             --              --         3,955,202           3,955
Purchase of treasury stock                            --              --              --              --
Sale of treasury stock                                --              --              --              --
Exercise of stock options for
  notes receivable                                    --              --         1,850,000           1,850
Amortization of discount of convertible
  preferred stock                                     --              --              --              --
Exercise of preferred stock
  conversion feature                                  --              --         9,200,000           9,200
Issuance of convertible debentures                    --              --              --              --
Exchange of preferred stock for
  convertible debentures                              (710)             (1)           --              --
Intrinsic value of convertible debenture              --              --              --              --
De-investment in Wizard Technologies                  --              --              --              --
Net loss                                              --              --              --              --
                                              ------------    ------------    ------------    ------------

Balance, December 31, 2000                            --              --        61,928,175          61,928
Stock issued for cash                                 --              --         1,382,778           1,383
Stock issued for services                             --              --        10,461,498          10,461
Purchase of treasury stock                            --              --              --              --
Amortization of discount on convertible
  debentures                                          --              --              --              --
Stock issued upon debt conversion                     --              --         7,064,886           7,065
Net loss                                              --              --              --              --
                                              ------------    ------------    ------------    ------------

----------------------------------------------------------------------------------------------------------
                See accompanying notes to the consolidated financial statements.



Balance, December 31, 2001                            --              --        80,837,337          80,837
Stock issued for cash                                 --              --       315,845,000         315,845
Stock issued for services                             --              --       115,768,000         115,768
Purchase of treasury stock                            --              --              --              --
Sale of treasury stock                                --              --              --              --
Exercise of stock options for
  notes receivable                                    --              --         1,100,000           1,100
Advances to officer                                   --              --              --              --
Reclass of accrued interest with
  note receivable                                     --              --              --              --
Stock issued upon debt conversion                     --              --        78,695,566          78,696
Retroactive application of equity method
  for investment in Biomoda, Inc.                     --              --              --              --
Net loss                                              --              --              --              --
                                              ------------    ------------    ------------    ------------

Balance, December 31, 2002                            --              --       592,245,903         592,246
Stock issued for cash                                 --              --     1,477,760,000       1,477,760
Stock issued for services                             --              --       367,249,994         367,250
Purchase of treasury stock                            --              --              --              --
Sale of treasury stock                                --              --              --              --
Accrued interest on advances to officer               --              --              --              --
Cancellation of stock issued for
  note receivable                                     --              --        (2,950,000)         (2,950)
Stock issued upon debt conversion,
  including $67,000 of interest                       --              --       320,830,452         320,830
Gain on sale of available for
  sale securities                                     --              --              --              --
Net loss                                              --              --              --              --
                                              ------------    ------------    ------------    ------------

Balance, December 31, 2003                            --              --     2,755,136,349       2,755,136
Stock issued for cash                                 --              --       462,800,000         462,800
Stock issued for services                             --              --        47,200,000          47,200
Purchase of treasury stock                            --              --              --              --
Sale of treasury stock                                --              --              --              --
Stock issued upon debt conversion,
  including $166,240 of interest                      --              --       103,000,000         103,000
Unrealized gain (loss) on
  marketable securities                               --              --              --              --
Net loss                                              --              --              --              --
                                              ------------    ------------    ------------    ------------

Balance, December 31, 2004                            --              --     3,368,136,349       3,368,136
Stock issued for cash                                 --              --     2,634,700,000       2,634,700
Purchase of treasury stock                            --              --              --              --
Sale of treasury stock                                --              --              --              --
Expense advances to officer, net
  of accrued interest                                 --              --              --              --
Stock issued upon debt conversion                     --              --        21,000,000          21,000
Unrealized gain (loss) on marketable
  securities                                          --              --              --              --
Net loss                                              --              --              --              --
                                              ------------    ------------    ------------    ------------

Balance, December 31, 2005                            --      $       --     6,023,836,349    $  6,023,836
Stock issued for cash                                 --              --     1,345,000,000       1,345,000
Stock issued for services                             --              --        65,000,000          65,000
Purchase of treasury stock                            --              --              --              --
Unrealized gain (loss) on marketable
  securities                                          --              --              --              --
Net loss                                              --              --              --              --
                                              ------------    ------------    ------------    ------------

Balance, March 31, 2006                               --      $       --     7,433,836,349    $  7,433,836
                                              ============    ============    ============    ============

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND
    COMPREHENSIVE INCOME For The Period From May 22, 1996 (Inception) Through
                                March 31, 2006
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                      Treasury Stock            Additional
                                              -----------------------------      Paid In            N/R
                                                Shares           Amount          Capital        Stockholder
                                              ------------     ------------    ------------     ------------
Balance at May 22, 1996 (Inception)                   --       $       --      $       --       $       --
Stock issued to incorporators for cash                --               --            24,500             --
Stock issued for the net assets of
  PLZ Tech, Inc.                                      --               --           281,096             --
Net loss                                              --               --              --               --
                                              ------------     ------------    ------------     ------------

Balance, December 31, 1996                            --               --           305,596             --
Stock issued for cash and services                    --               --           362,720             --
Net loss                                              --               --              --               --
                                              ------------     ------------    ------------     ------------

Balance, December 31, 1997                            --               --           668,316             --
Stock issued for cash                                 --               --         1,281,728             --
Stock issued for services                             --               --           293,719             --
Stock issued in exchange for
  note receivable                                     --               --            28,685             --
Purchase and retirement of treasury stock             --               --           (39,913)            --
Net loss                                              --               --              --               --
                                              ------------     ------------    ------------     ------------

Balance, December 31, 1998                            --               --         2,232,535             --
Stock issued for cash                                 --               --           855,101             --
Stock issued for services                             --               --         1,469,320             --
Intrinsic value of beneficial conversion
  feature of notes payable                            --               --           174,610             --
Fair value of warrants related to
  notes payable                                       --               --           125,000             --
Purchase and retirement of treasury stock             --               --           (10,643)            --
Purchase of treasury stock                        (229,000)         (41,760)           --               --
Sale of treasury stock                              85,000           11,130          24,334             --
Net loss                                              --               --              --               --
                                              ------------     ------------    ------------     ------------

Balance, December 31, 1999                        (144,000)         (30,630)      4,870,257             --
Stock issued for cash                                 --               --         1,012,710             --
Stock issued for services                             --               --         1,726,197             --
Purchase of treasury stock                         (63,500)         (46,486)           --               --
Sale of treasury stock                             142,400           22,542          54,771             --
Exercise of stock options for
  notes receivable                                    --               --           220,150             --
Amortization of discount of convertible
  preferred stock                                     --               --           159,677         (193,427)
Exercise of preferred stock
  conversion feature                                  --               --           533,678             --
Issuance of convertible debentures                    --               --           263,830             --
Exchange of preferred stock for
  convertible debentures                              --               --          (869,678)            --
Intrinsic value of convertible debenture              --               --           227,898             --
De-investment in Wizard Technologies                  --               --           (59,583)            --
Net loss                                              --               --              --               --
                                              ------------     ------------    ------------     ------------

Balance, December 31, 2000                         (65,100)         (54,574)      8,139,907         (193,427)
Stock issued for cash                                 --               --            66,844             --
Stock issued for services                             --               --           412,284             --
Purchase of treasury stock                        (251,700)         (16,215)           --               --
Amortization of discount on convertible
  debentures                                          --               --           143,875             --
Stock issued upon debt conversion                     --               --           147,008             --
Net loss                                              --               --              --               --
                                              ------------     ------------    ------------     ------------

------------------------------------------------------------------------------------------------------------
                See accompanying notes to the consolidated financial statements.


Balance, December 31, 2001                        (316,800)         (70,789)      8,909,918         (193,427)
Stock issued for cash                                 --               --           229,816             --
Stock issued for services                             --               --           366,301             --
Purchase of treasury stock                      (1,400,000)          (8,732)           --               --
Sale of treasury stock                             507,800           72,887         (65,058)            --
Exercise of stock options for
  notes receivable                                    --               --            20,900          (22,000)
Advances to officer                                   --               --              --            (34,300)
Reclass of accrued interest with
  note receivable                                     --               --              --            (59,175)
Stock issued upon debt conversion                     --               --           348,324             --
Retroactive application of equity method
  for investment in Biomoda, Inc.                     --               --              --               --
Net loss                                              --               --              --               --
                                              ------------     ------------    ------------     ------------

Balance, December 31, 2002                      (1,209,000)          (6,634)      9,810,201         (308,902)
Stock issued for cash                                 --               --         4,553,055             --
Stock issued for services                             --               --         1,464,845             --
Purchase of treasury stock                     (13,250,000)         (61,943)           --               --
Sale of treasury stock                           9,950,000           24,846          31,707             --
Accrued interest on advances to officer               --               --              --             (2,397)
Cancellation of stock issued for
  note receivable                                     --               --          (241,050)         244,000
Stock issued upon debt conversion,
  including $67,000 of interest                       --               --           337,563             --
Gain on sale of available for
  sale securities                                     --               --              --               --
Net loss                                              --               --              --               --
                                              ------------     ------------    ------------     ------------

Balance, December 31, 2003                      (4,509,000)         (43,731)     15,956,321          (67,299)
Stock issued for cash                                 --               --           656,231             --
Stock issued for services                             --               --           207,580             --
Purchase of treasury stock                      (9,800,000)         (41,724)           --               --
Sale of treasury stock                          14,100,000           48,260            --               --
Stock issued upon debt conversion,
  including $166,240 of interest                      --               --         1,022,790             --
Unrealized gain (loss) on
  marketable securities                               --               --              --               --
Net loss                                              --               --              --               --
                                              ------------     ------------    ------------     ------------

Balance, December 31, 2004                        (209,000)         (37,195)     17,842,922          (67,299)
Stock issued for cash                                 --               --        (1,487,526)            --
Purchase of treasury stock                     (22,205,000)         (15,926)           --               --
Sale of treasury stock                           1,804,000           40,461         (39,267)            --
Expense advances to officer, net
  of accrued interest                                 --               --              --             67,299
Stock issued upon debt conversion                     --               --            10,122             --
Unrealized gain (loss) on marketable
  securities                                          --               --              --               --
Net loss                                              --               --              --               --
                                              ------------     ------------    ------------     ------------

Balance, December 31, 2005                     (20,610,000)    $    (12,660)   $ 16,326,251     $       --
Stock issued for cash                                 --              --           (926,400)            --
Stock issued for services                             --              --            (52,000)            --
Purchase of treasury stock                      (1,475,000)           (673)           --                --
Unrealized gain (loss) on marketable
  securities                                          --              --              --                --
Net loss                                              --              --              --                --
                                              ------------    -------------   -------------     ------------

Balance, March 31, 2006                        (22,085,000)    $    (13,333)   $ 15,347,851     $       --
                                              ============    =============   =============     ============


--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND
    COMPREHENSIVE INCOME For The Period From May 22, 1996 (Inception) Through
                                March 31, 2006
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                      Deficit
                                                       Other         Accumulated             Total
                                                    Comprehensive     During the          Stockholders'
                                                       Income       Development Stage    equity (deficit)
                                                     ------------    ------------        ------------
Balance at May 22, 1996 (Inception)                  $       --      $       --          $       --
Stock issued to incorporators for cash                       --              --                25,000
Stock issued for the net assets of
  PLZ Tech, Inc.                                             --              --               285,596
Net loss                                                     --           (76,902)            (76,902)
                                                     ------------    ------------        ------------

Balance, December 31, 1996                                   --           (76,902)            233,694
Stock issued for cash and services                           --              --               365,001
Net loss                                                     --           (84,690)            (84,690)
                                                     ------------    ------------        ------------

Balance, December 31, 1997                                   --          (161,592)            514,005
Stock issued for cash                                        --              --             1,292,707
Stock issued for services                                    --              --               296,470
Stock issued in exchange for
  note receivable                                            --              --                29,000
Purchase and retirement of treasury stock                    --              --               (40,385)
Net loss                                                     --          (752,111)           (752,111)
                                                     ------------    ------------        ------------

Balance, December 31, 1998                                   --          (913,703)          1,339,686
Stock issued for cash                                        --              --               863,783
Stock issued for services                                    --              --             1,486,414
Intrinsic value of beneficial conversion
  feature of notes payable                                   --              --               174,610
Fair value of warrants related to
  notes payable                                              --              --               125,000
Purchase and retirement of treasury stock                    --              --               (11,132)
Purchase of treasury stock                                   --              --               (41,760)
Sale of treasury stock                                       --              --                35,464
Net loss                                                     --        (2,765,862)         (2,765,862)
                                                     ------------    ------------        ------------

Balance, December 31, 1999                                   --        (3,679,565)          1,206,203
Stock issued for cash                                        --              --             1,013,493
Stock issued for services                                    --              --             1,730,152
Purchase of treasury stock                                   --              --               (46,486)
Sale of treasury stock                                       --              --                77,313
Exercise of stock options for
  notes receivable                                           --              --               222,000
Amortization of discount of convertible
  preferred stock                                            --              --                33,750
Exercise of preferred stock
  conversion feature                                         --              --               542,878
Issuance of convertible debentures                           --              --               263,830
Exchange of preferred stock for
  convertible debentures                                     --              --              (869,679)
Intrinsic value of convertible debenture                     --              --               227,898
De-investment in Wizard Technologies                         --              --               (59,583)
Net loss                                                     --        (3,827,873)         (3,827,873)
                                                     ------------    ------------        ------------

Balance, December 31, 2000                                   --        (7,507,438)            446,396
Stock issued for cash                                        --              --                68,227
Stock issued for services                                    --              --               422,745
Purchase of treasury stock                                   --              --               (16,215)
Amortization of discount on convertible
  debentures                                                 --              --               143,875
Stock issued upon debt conversion                            --              --               154,073
Net loss                                                     --        (1,985,142)         (1,985,142)
                                                     ------------    ------------        ------------

------------------------------------------------------------------------------------------------------
                See accompanying notes to the consolidated financial statements.


Balance, December 31, 2001                                   --        (9,492,580)           (766,041)
Stock issued for cash                                        --              --               545,661
Stock issued for services                                    --              --               482,069
Purchase of treasury stock                                   --              --                (8,732)
Sale of treasury stock                                       --              --                 7,829
Exercise of stock options for
  notes receivable                                           --              --                  --
Advances to officer                                          --              --               (34,300)
Reclass of accrued interest with
  note receivable                                            --              --               (59,175)
Stock issued upon debt conversion                            --              --               427,020
Retroactive application of equity method
  for investment in Biomoda, Inc.                            --           (97,674)            (97,674)
Net loss                                                     --        (1,285,830)         (1,285,830)
                                                     ------------    ------------        ------------

Balance, December 31, 2002                                   --       (10,876,084)           (789,173)
Stock issued for cash                                        --              --             6,030,815
Stock issued for services                                    --              --             1,832,095
Purchase of treasury stock                                   --              --               (61,943)
Sale of treasury stock                                       --              --                56,553
Accrued interest on advances to officer                      --              --                (2,397)
Cancellation of stock issued for
  note receivable                                            --              --                  --
Stock issued upon debt conversion,
  including $67,000 of interest                              --              --               658,393
Unrealized gain on available for
  sale securities                                          17,449            --                17,449
Net loss                                                     --        (3,900,959)         (3,900,959)
                                                                                         ------------
Comprehensive loss                                           --              --            (3,883,510)
                                                     ------------    ------------        ------------

Balance, December 31, 2003                                 17,449     (14,777,043)          3,840,833
Stock issued for cash                                        --              --             1,119,031
Stock issued for services                                    --              --               254,780
Purchase of treasury stock                                   --              --               (41,724)
Sale of treasury stock                                       --              --                48,260
Stock issued upon debt conversion,
  including $166,240 of interest                             --              --             1,125,790
Unrealized gain (loss) on
  marketable securities                                   (27,140)           --               (27,140)
Net loss                                                     --        (5,048,067)         (5,048,067)
                                                                                         ------------
Comprehensive loss                                           --              --            (5,020,927)
                                                     ------------    ------------        ------------

Balance, December 31, 2004                                 (9,691)    (19,825,110)          1,271,763
Stock issued for cash                                        --              --             1,147,174
Purchase of treasury stock                                                   --               (15,926)
Sale of treasury stock                                       --              --                 1,194
Expense advances to officer, net
  of accrued interest                                        --              --                67,299
Stock issued upon debt conversion                            --              --                31,122
Unrealized gain (loss) on marketable
  securities                                              174,480            --               174,480
Net loss                                                     --        (2,055,779)         (2,055,779)
                                                                                          ------------
Comprehensive loss                                           --              --            (1,881,299)
                                                     ------------    ------------        ------------

Balance, December 31, 2005                           $    164,789    $(21,880,889)       $    621,327
Stock issued for cash                                        --              --               418,600
Stock issued for services                                    --              --                13,000
Purchase of treasury stock                                   --              --                  (673)
Unrealized gain (loss) on marketable
  securities                                                (1072)           --                 (1072)
Net loss                                                      --         (622,621)           (622,621)
                                                                                         ------------
Comprehensive loss                                           --              --              (623,693)
                                                     ------------    ------------        ------------

Balance, March 31, 2006                              $    163,717    $(22,503,510)       $    428,561
                                                     ============    ============        ============

--------------------------------------------------------------------------------
                See accompanying notes to the consolidated financial statements.

--------------------------------------------------------------------------------

                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
  FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005 AND FOR THE PERIOD
              FROM MAY 22, 1996 (INCEPTION) THROUGH MARCH 31, 2006
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                                  May 22, 1996
                                                                                                                  (Inception)
                                                                                                                    Through
                                                                                                                   March 31,
                                                                                    2006             2005            2006
                                                                                 ------------    ------------    ------------
Cash flows from operating activities:
     Net loss                                                                    $   (622,621)   $   (581,580)   $(22,503,510)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Intrinsic value of conversion features                                          --              --           610,603
         Write off of organization costs/goodwill                                        --              --            63,020
         Extraordinary loss                                                              --              --           189,280
         Inventory write off                                                             --              --            29,293
         Amortization of discount on convertible notes and
           preferred stock                                                               --              --           295,209
         Loss (Gain) on marketable securities                                            --             2,213          43,829
         Gain on disposal of assets                                                   (38,710)           --           (35,190)
         Loss on investment in Biomoda, Inc.                                             --              --           289,750
         Issuance of common stock for services                                         13,000            --         6,517,726
         Issuance of Biomoda common stock and options for services                      3,250            --           168,250
         Issuance of notes payable for services                                          --              --            50,000
         Exchange of investment securities for services                               163,350            --           316,778
         Increase in excess of costs and earnings over billings
         on uncompleted contract                                                         --              --        (2,050,000)
         Increase in allowance for loss on contract                                      --              --         2,050,000
         Loss (Gain) on extinguishment of debt                                           --           (10,122)        556,088
         Interest accrued on convertible debentures                                      --              --           317,985
         Interest earned on note receivable from stockholder and
           related parties                                                               --              --           (17,823)
         Depreciation and amortization                                                 12,187          12,499         728,354
         Bad debt expense                                                                --              --            15,000
         Asset impairment                                                                --              --           592,884
         Other non-cash expenses                                                         --              --            34,923
         Expense advances to officer                                                     --              --            67,299
         Gain on forgiveness of debt to officer                                          --              --           (51,351)
     Changes in operating assets and liabilities:
         Decrease (Increase) in other current assets                                    3,195           1,389         (15,824)
         Decrease in inventory                                                           --              --           (35,293)
         Bank overdraft                                                                14,961            --            14,961
         (Decrease)Increase in accounts payable and accrued expenses                   87,034         (51,737)        324,194
                                                                                 ------------    ------------    ------------

     Net cash used in operating activities                                           (363,804)       (627,338)    (11,433,565)
                                                                                 ------------    ------------    ------------

Cash flows from investing activities:
     Purchases of property and equipment                                                 --            (3,780)       (521,860)
     Additions to patent, trademark and license fee,
       net of extraordinary gain                                                         --           (30,775)       (114,878)
     Investment in restricted cash                                                    (30,000)           --           (30,000)
     Investment in Genomed                                                               (115)           --          (921,593)
     Proceeds from sale of Genomed                                                     62,401            --           246,447
     Investment in Biomoda, Inc.                                                         --              --          (383,845)
     Proceeds from sale of Biomoda, Inc. stock                                           --              --            28,930
     Advances to Biomoda, Inc.                                                           --              --           (38,432)
     Advances from shareholders                                                          --              --            14,009
     Sale of marketable securities                                                       --            15,756         192,787
     Purchases of marketable securities                                                  --           (18,770)       (645,334)
     Cash of variable entity on consolidation                                            --              --               155
     Increase in notes receivable                                                        (920)         (2,158)        (55,326)
     Purchase of other assets                                                            --              --          (245,579)
                                                                                 ------------    ------------    ------------

     Net cash used in investing activities                                             31,366         (39,727)     (2,474,519)
                                                                                 ------------    ------------    ------------


Cash flows from financing activities:
     Principal repayments on notes payable and capital leases                            --              --          (308,346)
     Proceeds from notes payable                                                         --              --           622,776
     Proceeds from sale of common stock                                               448,600         430,080      12,919,491
     Issuance of Biomoda common stock for cash                                           --              --            60,000
     Proceeds from Biomoda stockholders' advances                                       3,756            --             3,756
     (Increase) decrease in note receivable stockholder                                  --              --            (5,422)
     Proceeds from sale of treasury stock                                                --              --           226,613
     Purchase of treasury stock                                                          (673)           --          (274,976)
     Proceeds from issuance of convertible debt                                          --              --         1,270,965
     Principal repayments on convertible debt                                            --              --          (395,560)
                                                                                 ------------    ------------    ------------

     Net cash provided by financing activities                                        451,683         430,080      14,119,297
                                                                                 ------------    ------------    ------------

Net (decrease) increase in cash                                                       118,695        (236,985)        211,213

Cash at beginning of period                                                            92,518         612,652            --
                                                                                 ------------    ------------    ------------

Cash at end of period                                                            $    211,213    $    375,667    $    211,213
                                                                                 ============    ============    ============


Supplemental disclosure of cash flow information - Cash paid during the year for:
         Interest                                                                $       --      $       --
                                                                                 ============    ============
         Income taxes                                                            $       --      $       --
                                                                                 ============    ============
     Non-cash transactions:
         Change in unrealized gain (loss) on investment securities               $      1,072    $    987,983
                                                                                 ============    ============


--------------------------------------------------------------------------------
                See accompanying notes to the consolidated financial statements.

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

The management of Advanced Optics Electronics, Inc. ("ADOT") without audit has prepared the condensed consolidated financial statements included herein. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of management, all adjustments considered necessary for fair presentation of the condensed financial statements have been included and were of a normal recurring nature, and the accompanying condensed consolidated financial statements present fairly the financial position as of March 31, 2006, the results of operations and cash flows for the three month periods ended March 31, 2006 and 2005.

It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes for the year ended December 31, 2005, included in ADOT's Form 10-KSB filed with the Securities and Exchange Commission. The interim results are not necessarily indicative of the results for a full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2005 as reported in the Form 10-KSB have been omitted.

2. DEVELOPMENT STAGE AND GOING CONCERN

ADOT has been in the development stage since Inception, and has not generated any revenues from operations and there is no assurance of any future revenues.

The accompanying consolidated financial statements have been prepared assuming ADOT will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2006, ADOT has accumulated deficit of $22,496,880. ADOT's total assets exceeded the total liabilities by $428,561. These factors, among others, raise substantial doubt about ADOT's ability to continue as a going concern.

ADOT may require additional funding for continuing research and development, obtaining acceptance in the market place and for the commercialization of its product. There can be no assurance that ADOT will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to ADOT.

Management plans to obtain revenues from product sales, but there are no significant commitments for purchases of any of the proposed products. In the absence of significant sales and profits, ADOT may seek to raise additional funds to match its working capital requirements through the additional sales of debt and equity securities. There is no assurance that ADOT will be able to obtain sufficient additional funds when needed, although such funds, if available, will be obtainable on terms satisfactory to ADOT. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, ADOT will have sufficient funds to execute its intended business plan or generate positive operating results.

3. MARKETABLE SECURITIES

ADOT classifies its investments in marketable securities as "available-for sale" in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). ADOT does not have any investments classified as "trading" or "held to maturity".

On January 8, 2004, ADOT entered into a Stock Sale Agreement (the "Agreement") with GenoMed, Inc., a Florida corporation ("GenoMed") whereby ADOT purchased approximately 33,300,000 shares of restricted common stock of GenoMed for $900,000 in cash, representing approximately 17.9% of the total outstanding shares of GenoMed immediately after the execution of the Agreement. ADOT has accounted for this investment under the cost method as it cannot exercise significant influence over the operating and financial policies of GenoMed. As of January and February, 2005, these shares become free trading shares. At March 31, 2006, ADOT held 20,400,821 of these shares.

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Following is a summary of marketable securities classified as available for sale as of September 30, 2005:


                                        COST BASIS           FAIR VALUE          UNREALIZED GAIN
                                      ---------------     -----------------    --------------------
Marketable securities-Common stock      $  550,312             $714,029            $163,717


Available-for-sale securities consist of securities in GenoMed and are carried at fair value with the unrealized gain or loss, net of tax, reported in accumulated other comprehensive income. The fair value of marketable securities was determined based on available market information. During the three months ended March 31, 2006, ADOT transferred 4,950,000 shares valued at approximately $133,526 to consultants in exchange for services.

4. STOCK BASED COMPENSATION

On January 1, 2006 ADOT adopted SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. However, at March 31, 2006, there were no instruments remaining which were subject to the pronouncement.


ADOT did not grant any options during the three month periods ended March 31, 2006 and 2005.


5. VARIABLE INTEREST ENTITY-BIOMODA, INC.

At March 31, 2006, ADOT owned approximately 1,132,000 or 15.75% of the 7,187,000 outstanding shares of Biomoda, Inc. ("Biomoda"), a development stage company involved in the development of technology for the early detection of lung cancer. In addition, two of ADOT's officers own approximately 12%, collectively, of Biomoda's outstanding shares. Further, ADOT subleases office space and lab equipment to Biomoda and two of ADOT's officers are also officers of Biomoda. Finally, ADOT has been the sole source of funding to Biomoda since 2002 through advances made under a line of credit agreement. Such advances totaled $1,540,464 at March 31, 2006 and ADOT has recorded interest income on advances of $117,854. These amounts have been eliminated in consolidation. ADOT is considered the primary beneficiary as it stands to absorb the majority of the VIE's expected losses. Since Biomoda and ADOT are considered entities under common control, ADOT measures the assets and liabilities of Biomoda at their carrying amounts in consolidation.

As of March 31, 2006, ADOT has consolidated Biomoda's balance sheet and its results of the operations for the quarter then ended in the accompanying financial statements. Biomoda has a stockholders' deficit at March 31, 2006. General creditors of Biomoda have no recourse against ADOT. From inception through March 31, 2006, Biomoda has generated no revenues

In 2006, Biomoda anticipates being able to raise its own funds in the public equity market. In this case, Biomoda may be able to sustain its own operations, repay its obligation to ADOT, and hire its own officers. In such case, ADOT may no longer be considered the primary beneficiary and the results of Biomoda may be deconsolidated. There can be no assurance that Biomoda will be able to raise sufficient funds to repay its obligation to ADOT and become self-sustaining in its operations.

6. RELATED PARTY TRANSACTIONS

As of March 31, 2006, ADOT had advances of approximately $153,000 payable to two of its stockholders. Such advances historically bore interest at 10% per annum. Interest expense was approximately $4,000, zero and $86,000 for the three month periods ended March 31, 2006 and 2005 and for the period from inception through March 31, 2006, respectively.

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7. STOCKHOLDERS' EQUITY

Common Stock
------------

In February 2006, ADOT increased the number of authorized common shares to 8,000,000,000 shares.

During the three months ended March 31, 2006, ADOT issued 1,345,000,000 shares of common stock for cash of approximately $418,600.

During the three months ended March 31, 2006, ADOT issued 65,000,000 shares of common stock for services, which were valued at approximately $13,000 (based on the closing market price on the date of grant, which approximated $0.0002 per share). ADOT recorded such amounts in the accompanying statement of operations.

Stock Options
-------------

On January 4, 1999, ADOT established the Incentive Stock Option Plan (the "Plan"). Pursuant to the Plan, up to 10,000,000 shares of ADOT's common stock may be granted as options to key employees with exercise prices at least equal to the fair market value on the date of grant. The exercise dates of the options are based on the related agreement, as approved by the Board of Directors. The Plan expires on January 4, 2009. Options awarded under the Plan mature four years from the date of grant and vest ratably over one to two year periods.

The following is a status of the stock options outstanding for the three month periods ended March 31, 2006 and 2005

                                                                Three Months Ended                Three Months Ended
                                                                     March 31,                        March 31,
                                                                      2006                              2005
                                                         -------------------------------     -------------------------------
                                                                              Weighted                             Weighted
                                                                               Average                             Average
                                                           Options              Price         Options               Price
                                                         ------------       ------------     ------------       ------------
Outstanding, beginning of year                                400,000              $0.02          400,000               $0.2
Granted                                                            --                 --               --                 --
Exercised                                                          --                 --               --                 --
Cancelled/Terminated                                         (400,000)             $0.02               --                 --
                                                         ------------       ------------     ------------       ------------
Outstanding and exercisable                                         0                  0          400,000               $0.2
                                                         ============       ============     ============       ============



There were no stock options granted during the three month periods ended March 31, 2006 and 2005.

Warrants
--------

From time to time, ADOT issues warrants to employees and to third parties pursuant to various agreements.

In January 2002, ADOT issued warrants to purchase 400,000 shares of ADOT's common stock to two directors. The exercise price of the warrants is $0.02 per share (the fair market value of ADOT's common stock on the date of grant) and vested immediately. The warrants expire five years from the date of issuance.

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The following represents a summary of warrants outstanding for the three month periods ended March 31, 2006 and 2005:

                                                                Three Months Ended                Three Months Ended
                                                                     March 31,                        March 31,
                                                                      2006                              2005
                                                         -------------------------------     -------------------------------
                                                                              Weighted                             Weighted
                                                                               Average                             Average
                                                           Warrants             Price          Warrants             Price
                                                         ------------       ------------     ------------       ------------
Outstanding, beginning of year                                800,000              $0.03        4,796,000              $0.11
Granted                                                            --                 --               --                 --
Exercised                                                          --                 --               --                 --
Cancelled/Terminated                                         (600,000)             $0.03          (55,000)             $1.62
                                                         ------------       ------------     ------------       ------------
Outstanding and exercisable                                   200,000             $0.033        4,741,000              $0.10
                                                         ============       ============     ============       ============



The following table summarizes information related to warrants outstanding at March 31, 2006:


                                             Warrants Outstanding                       Warrants Exercisable
                              -------------------------------------------------- --------------------------------
                                                   Average           Weighted                        Weighted
                                                  Remaining          Average                          Average
                                                 Contractual         Exercise                        Exercise
   Exercise Price                  Number        Life (Years)         Price          Number            Price
---------------------         ---------------- ---------------- ---------------- ---------------- ----------------
        $0.033                     200,000            .27          $  0.033         200,000           .033


There were no warrants issued during the three month periods ended March 31, 2006 and 2005.

8. SEGMENTS AND MAJOR CUSTOMERS

ADOT has two reportable segments consisting of (1) producing and selling large-scale flat panel displays for outdoor advertising billboards and its color identifier for the vision impaired; (2) early cancer detection technology. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.


The following is information for ADOT's reportable segments for the three months ended March 31 (in thousands):

                                               2006                                             2005
                              ---------------------------------------------     ---------------------------------------------
                               ADOT      Biomoda      Unallocated     Total      ADOT      Biomoda      Unallocated     Total
                              ------    --------      -----------    ------     ------    --------      -----------    ------
Revenue                       $    -    $      -       $        -     $   -     $    -     $     -       $        -    $    -
Loss on Operations               381         243                -       624        499          85                -       584
Depreciation
    and amortization               7           5                -        12          8           4                -        12
Interest expense                   2           7                -         9          -           6                -         6
Capital expenditure                -           -                -         -          4          31                -        35
Net Loss                      $  373    $    250       $        -     $ 623     $  490     $    92       $        -    $  582


--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9. SUBSEQUENT EVENT

In the second quarter of 2006, 540,000 shares were issued for cash in the amount of approximately $194,000.

     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Our operating activities have related primarily to the initial planning and development of our product and building our operating infrastructure. We have completed, tested, and measured the performance of, our prototype and are currently in the manufacturing process of our production model. The initial production model is scheduled to be completed in the third/fourth quarter of 2006.

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

The Company has made research and development progress in the first quarter of 2006 but has not completed the initial product as expected due to technical hurdles. Completion of the product is now expected in the first to second quarter of 2007. Because of the lack of anticipated revenues in 2006, the Company has taken excess cash funds and invested these in what they deem to be sound investments that may produce additional funds and gains to the Company in 2006 and 2007. These funds and gains would then be used for additional product development and administrative expenses in the initial production stage of the product. These investments include marketable securities of other companies including the bio-medical companies Biomoda and GenoMed.

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

Our operating expenses have increased significantly since our inception. This is due to increased engineering and management staff and investments in operating infrastructure. Since our inception we have incurred significant losses and, as of March 31, 2006, had a deficit accumulated during the development stage of $22,796,347.

Biomoda, Inc.
-------------

Beginning with the 2004 10-KSB, the Company has consolidated the financial statements of Advanced Optics Electronics, Inc. with the financial statements of Biomoda, Inc. This has been done in order to comply with FIN 46, a pronouncement that became effective December 15, 2004. The nature of Biomoda's business is substantially different from that of Advanced Optics Electronics, Inc.. The following is a discussion of Biomoda's results of operations, financial condition and liquidity. More information about Biomoda is available in Biomoda's 2004 10-KSB which is accessible from the SEC website. The SEC website (http://www.sec.gov) contains reports and information statements and other information regarding Biomoda and other companies that file materials with the SEC electronically.

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

RESULTS OF OPERATIONS

The Company is currently in the process of final assembly, testing and system integration of approximately 1500 of its display subassemblies. This will create a 2 meter by 3 meter display. It is anticipated that this work can be completed in the first quarter of 2007. The company currently employs four full-time electronic technicians and a supervisor working specifically on this project. Additional research and development is anticipated and planned in electrical and mechanical realms. These include but are not limited to: power systems and distribution, heat dissipation, and weatherproofing.

The Company expects its display product to be finalized and ready for market in the second quarter of 2007.

The Company hired a full time controller in 2005 in order to support our efforts in meeting new reporting requirements. The Company has hired two additional technicians in 2005. There are no explicit plans to hire additional personnel at this time but, from time to time, the Company expects to hire additional personnel in order to carry out its business strategy.

Comparison of the Three-Month Periods Ended March 31, 2006 and 2005
-------------------------------------------------------------------

Research and development expenses consist primarily of consulting fees associated with the development and enhancement of our flat panel displays. These expenses increased to $128,093 in the first quarter of 2006 from $102,424 in the same period of 2005. This significant change is the result of the substantial completion of design engineering activity for the panel display.
Continued investment in product development is critical to attaining our strategic objectives and, as such, we expect product development expenses to increase significantly in future periods. We expense product development costs as they are incurred.

General and administrative expenses consist of expenses for facilities, professional services, travel, general corporate activities, and depreciation and amortization of equipment and leasehold improvements. General and administrative costs decreased to approximately $418,000 in the first quarter of 2006 from $467,000 in the prior year. We expect general and administrative costs to increase in the future as our business prospects develop and we will require more staff. The costs associated with being a publicly traded company and potential future strategic acquisitions will also be a contributing factor to increases in this expense.

Biomoda, Inc.
-------------

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

Biomoda has recorded no revenue from its inception through March 31, 2006. The accumulated deficit is $3,370,008. In 2005, the net loss was $106,295. The loss from operations was $244,207 in 2006 and $3,119,056 since inception. Most of its expense is related to product development. Product development expenses consist primarily of personnel expenses, consulting fees and lab expenses. Research development and technical costs were $112,278 in 2006 and $1,811,028 since inception. Biomoda believes, however, that continued investment in product development is critical to attaining its strategic objectives and, as a result, expect product development expenses to increase significantly in future periods. Biomoda expenses product development costs as they are incurred.

General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel and general corporate activities. General and administrative costs were $113,582 in 2006 and $587,793 since inception. Biomoda expects general and administrative costs to increase in the future as its business matures and develops.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through the private placement of equity securities and the issuance of convertible debentures. As of March 31, 2006, we have raised such net proceeds of approximately $23,000,000.

We have also utilized equipment loans and capital lease financing. As of March 31, 2006 the only debt financing is a Convertible debenture in the approximate amount of $83,000 (including accrued interest) that we intend to pay off in its entirety in 2006.

The Company's holding in Biomoda, Inc ("Biomoda") may provide additional liquidity. The Company's direct ownership of Biomoda, as of March 31, 2006 was approximately 15.75 %. Two officers of ADOT are also securities holders of Biomoda in addition to the ADOT ownership. Biomoda filed an SB-2 registration statement with the Securities and Exchange Commission, which was declared effective February 11, 2003 offering 6,000,000 shares at $3.00 per share (for an aggregate offering of $18,000,000). It is anticipated that a public market for Biomoda's securities will be established in 2006 at the revised price. Because a market for Biomoda's shares has not been established, the potential value of the Company's investment cannot be measured. Consequently, there can be no assurance that if the Company were to sell such investment that it would be able to on terms favorable to the Company or for the initial offering price. Factors such as dilution, and a lack of a market may be encountered.

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

During the first six months of 2004, we purchased 33,300,000 restricted shares under Rule 144 of GenoMed, Inc., which represents approximately 17.6% of the outstanding shares of GenoMed, Inc. At March 31, 2006, the Company held 20,400,821 shares. GenoMed is a publicly traded biotech company working in genomics based disease management.

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

Research and development expenditures were approximately $128,000 in the first three months of 2006. Funds for operations, research and development and capital expenditures were provided from the sale of securities and cash reserves.

Marketable Securities Portfolio
-------------------------------

As of March 31, 2006, the Company had a marketable securities portfolio valued at $714,029. The Company is actively pursuing potential financing options as it looks to secure additional funds to both stabilize and grow its business operations. Management will review any financing options at its disposal and will judge each potential source of funds on its individual merits. There can be no assurance that the Company will be able to secure additional funds from debt or equity financing, or if it can, that it will be on terms favorable to the Company or existing stockholders.

There are no expected purchases or sales of significant equipment.

Management believes that inflation has not had a material effect on the Company's results of operations.

Biomoda, Inc.
------------

Biomoda's total assets are $263,625 at March 31, 2006. Of this, $221,745 is patent costs, net of accumulated amortization of $76,008. Its liabilities of $2,259,687 primarily consist of its debt to Advanced Optics of $1,659,818 and payables and accrued liabilities of $402,150. Stockholders' deficit as of March 31, 2006 is $1,996,062.

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

Since inception, Biomoda has funded operations primarily through private placement of equity securities to third parties and to ADOT and loans from Advanced Optics Electronics, Inc. As of March 31, 2006 it had raised net proceeds of approximately $3,033,764, of which approximately $1,660,000 was loaned by ADOT. On May 1, 2002, Biomoda entered into a line of credit agreement (the "Agreement") with Advanced Optics Electronics, Inc., an affiliated entity, ("Advanced Optics") with an annual interest rate of 5%. On May 1, 2003 the agreement was extended.

Biomoda had negative cash flows of $24 for the three months ended March 31, 2006 resulting from $142,075 used in Biomoda's operating activities, $30,000 used in investing activities and $172,051 of cash provided by financing activities. Cash used in operating activities for the three months ended March 31, 2006 was primarily due to $244,207 in operating expenses, of which $113,582 is General and Administrative, $112,278 is Research and Development and $13,500 is professional fees. Cash provided by financing activities for the three months was due primarily to the proceeds from a line of credit from Advanced Optics

Biomoda has been in the development stage since it began operations on January 3, 1990 and has not generated any revenues from operations and there is no assurance of any future revenues. As of December 31, 2005, Biomoda had accumulated deficit of approximately $3,370,000 and a working capital deficit of approximately $2,226,000. In addition, Biomoda did not generate any cash from operations and had no cash reserve dedicated to fund expenditures. These factors create an uncertainty as to Biomoda's ability to continue as a going concern.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the three months ended March 31, 2006 that have materially affected or are reasonably likely to materially affect these controls. The Company, however, is evaluating changes to its existing controls or adding controls to improve the design effectiveness of its system.

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

ITEM 2.  CHANGES IN SECURITIES

Common Stock
-----------

As of March  31,  2006,  the  status of the  common  stock of the  Company  was:
8,000,000,000 shares authorized and 7,433,836,349 shares issued and outstanding.

During the three month period ended March 31, 2006, the Company issued 1,345,000,000 shares for cash of approximately $419,000 and 65,000,000 shares of common stock for services valued at $13,000.

ITEM 3.  Defaults upon senior securities - None

ITEM 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company's security holders during the first quarter of 2006.

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


Dated:    May 18, 2006

ADVANCED OPTICS ELECTRONICS, INC.

                                               BY: /s/John J. Cousins
                                                  -------------------
                                                  John J. Cousins
                                                  Vice President of Finance
                                                  (Principal Accounting Officer)




                                               BY: /s/Leslie S. Robins
                                                   -------------------
                                                   Leslie S. Robins
                                                   Executive Vice President
                                                   (Principal Executive Officer)