Form 10QSB
period 2006-06-30
ADVANCED OPTICS ELECTRONICS INC
filed 2006-08-21
CIK 1020657

U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


                For the six month period ended: June 30, 2006


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

The number of issuer's shares of Common Stock outstanding as of August 18, 2006 was 9,403,836,349

Transitional Small Business Disclosure Format (check one):  Yes     No X
                                                               ----   ----

PART I:  FINANCIAL INFORMATION
ITEM 1:  Financial Statements


--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                June 30,       December 31,
                                                                 2006             2005
                                                             ------------    ------------
                                     ASSETS

Current Assets
   Cash                                                      $    156,756    $     92,518
   Cash, restricted                                                30,000            --
   Marketable securities                                          450,920         902,027
   Other current assets                                            21,057          24,252
                                                             ------------    ------------

                Total current assets                              658,733       1,018,797

Intangibles, net of accumulated amortization
     of $80,115 and $71,900                                       188,861         194,576

Property and Equipment, net of accumulated
     depreciation of $453,828 and $438,380                        104,880         120,328

Notes receivable and deposits                                      56,262          54,406
                                                             ------------    ------------

                                                             $  1,008,736    $  1,388,107
                                                             ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                          $    183,387    $    165,546
   Accrued expenses                                               446,310         363,658
   Common stock subscribed                                         30,000            --
   Advances from shareholders                                     156,652         149,002
   Convertible debentures                                          91,896          88,574
                                                             ------------    ------------

                Total current liabilities                         908,245         766,780
                                                             ------------    ------------

Commitments and Contingencies

Stockholders' Equity
   Preferred stock, $0.001 par value,
     10,000,000 shares authorized; no shares
     issued and outstanding                                          --              --
   Common stock, $0.001 par value,
     10,000,000,000 shares authorized;
     8,688,836,349 shares issued and outstanding                8,688,836       6,023,836
   Treasury stock, at cost                                        (14,892)        (12,660)
   Notes receivable officer                                          --              --
   Additional paid in capital                                  14,473,651      16,326,251
   Accumulated other comprehensive income (loss)                  (56,553)        164,789
   Deficit accumulated during the development stage           (22,990,551)    (21,880,889)
                                                             ------------    ------------

                Total stockholders' equity                        100,491         621,327
                                                             ------------    ------------

                                                             $  1,008,736    $  1,388,107
                                                             ============    ============

--------------------------------------------------------------------------------
        See accompanying notes to the consolidated financial statements

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                       CONSOLIDATED STATEMENTS OF EXPENSES
           Six Months Ended June 30, 2006 and 2005 and For The Period
               From May 22, 1996 (Inception) Through June 30, 2006
                                   (Unaudited)
--------------------------------------------------------------------------------


                                                                                                      May 22, 1996
                                                                                                      (Inception)
                                                                                                        Through
                                                                                                        June 30,
                                                                   2006               2005               2006
                                                             ---------------    ---------------    ---------------
OPERATING EXPENSES
      General and administrative                                     708,893          1,297,561         14,774,164
      Research and development                                       274,540             38,949          2,402,717
      Professional fees                                              126,996             13,256            380,551
      Depreciation & amortization                                     23,663             25,269            201,870
      Licensing fees                                                  15,000             15,000             68,101
      Inventory write-off                                               --                 --               29,293
      Asset impairment                                                  --                 --              592,884
      Loss on contract                                                  --                 --            2,255,944
                                                             ---------------    ---------------    ---------------

OPERATING LOSS                                                    (1,149,092)        (1,390,035)       (20,705,524)
                                                             ---------------    ---------------    ---------------

OTHER INCOME (EXPENSES)
      Interest income                                                  1,883              1,743             86,836
      Realized gain (loss) on marketable equity securities            35,665             (2,147)            (8,164)
      Other investment gains                                            --                 --               59,784
      Loss from investment in Biomoda, Inc.                             --                 --             (289,750)
      Gain (loss) on disposal of assets                                 --                 --               (3,520)
      Gain (loss) on settlement of debts                              16,064             10,122           (540,024)
      Interest expense                                               (14,182)           (24,964)        (1,338,440)
      Other income                                                      --                 --                  551
                                                             ---------------    ---------------    ---------------
                     Total other income (expenses)                    39,430            (15,246)        (2,032,727)
                                                             ---------------    ---------------    ---------------

NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE & EXTRAORDINARY LOSS                      (1,109,662)        (1,405,281)       (22,738,251)

EXTRAORDINARY LOSS                                                      --                 --             (189,280)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE                                                               --                 --              (63,020)
                                                             ---------------    ---------------    ---------------

NET LOSS                                                          (1,109,662)        (1,405,281)       (22,990,551)

OTHER COMPREHENSIVE GAIN (LOSS)
      Unrealized gain (loss) on marketable securities               (221,342)           680,233            (56,553)

                                                             ---------------    ---------------    ---------------
COMPREHENSIVE LOSS                                           $    (1,331,004)   $      (725,048)   $   (23,047,104)
                                                             ===============    ===============    ===============



Basic and diluted net loss available to common shareholder
  per common share                                           $        (0.000)   $        (0.000)
                                                             ===============    ===============


Basic and diluted weighted average common shares
  outstanding                                                 7,412,336,349      3,591,538,375
                                                             ===============    ===============

--------------------------------------------------------------------------------
        See accompanying notes to the consolidated financial statements

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                       CONSOLIDATED STATEMENTS OF EXPENSES
            For the Three Month Periods Ended June 30, 2006 and 2005
                                   (Unaudited)
--------------------------------------------------------------------------------



                                                                  2006               2005
                                                             ---------------    ---------------
OPERATING EXPENSES
        General and administrative                                   260,926            674,091
        Research and development                                     146,447             92,894
        Professional Fees                                             61,617             11,352
        Depreciation & amortization                                   11,476             12,770
        Licensing Fees                                                15,000             15,000
           Loss on contract                                             --                 --
                                                             ---------------    ---------------

OPERATING LOSS                                                      (495,466)          (806,107)
                                                             ---------------    ---------------

OTHER INCOME (EXPENSES)
        Interest income                                                  961                883
        Realized loss on marketable equity securities                 (3,045)                66
        Gain (loss) on settlement of debts                            16,064               --
        Interest expense                                              (5,555)           (18,543)
        Other income                                                    --                 --
                                                             ---------------    ---------------
                       Total other income (expenses)                   8,425            (17,594)
                                                             ---------------    ---------------

NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE & EXTRAORDINARY LOSS                        (487,041)          (823,701)

EXTRAORDINARY LOSS                                                      --                 --

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE                                                               --                 --
                                                             ---------------    ---------------

NET LOSS                                                            (487,041)          (823,701)

OTHER COMPREHENSIVE GAIN (LOSS)
        Unrealized gain (loss) on marketable securities             (220,270)           395,007

                                                             ---------------    ---------------
COMPREHENSIVE LOSS                                           $      (707,311)   $      (428,694)
                                                             ===============    ===============



Basic and diluted net loss available to common shareholder
  per common share                                           $        (0.000)   $        (0.000)
                                                             ===============    ===============


Basic and diluted weighted average common shares
  outstanding                                                  3,776,180,793      2,933,421,132
                                                             ===============    ===============


--------------------------------------------------------------------------------
        See accompanying notes to the consolidated financial statements

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND
COMPREHENSIVE INCOME (LOSS) For The Period From May 22, 1996 (Inception) Through
                                 June 30, 2006
--------------------------------------------------------------------------------


                                                     Preferred Stock                  Common Stock
                                              ----------------------------    ----------------------------

                                                 Shares          Amount          Shares         Amount
                                              ------------    ------------    ------------    ------------
Balance at May 22, 1996 (Inception)                   --      $       --              --      $       --
Stock issued to incorporators for cash                --              --           500,000             500
Stock issued for the net assets of
  PLZ Tech, Inc.                                      --              --         4,500,000           4,500
Net loss                                              --              --              --              --
                                              ------------    ------------    ------------    ------------

Balance, December 31, 1996                            --              --         5,000,000           5,000
Stock issued for cash and services                    --              --         2,281,212           2,281
Net loss                                              --              --              --              --
                                              ------------    ------------    ------------    ------------

Balance, December 31, 1997                            --              --         7,281,212           7,281
Stock issued for cash                                 --              --        10,979,275          10,979
Stock issued for services                             --              --         2,751,000           2,751
Stock issued in exchange for
  note receivable                                     --              --           315,000             315
Purchase and retirement of treasury stock             --              --          (472,200)           (472)
Net loss                                              --              --              --              --
                                              ------------    ------------    ------------    ------------

Balance, December 31, 1998                            --              --        20,854,287          20,854
Stock issued for cash                                 --              --         8,681,624           8,682
Stock issued for services                             --              --        17,094,313          17,094
Intrinsic value of beneficial conversion
  feature of notes payable                            --              --              --              --
Fair value of warrants related to
  notes payable                                       --              --              --              --
Purchase and retirement of treasury stock             --              --          (489,251)           (489)
Purchase of treasury stock                            --              --              --              --
Sale of treasury stock                                --              --              --              --
Net loss                                              --              --              --              --
                                              ------------    ------------    ------------    ------------

Balance, December 31, 1999                            --              --        46,140,973          46,141
Stock issued for cash                                  710               1         782,000             782
Stock issued for services                             --              --         3,955,202           3,955
Purchase of treasury stock                            --              --              --              --
Sale of treasury stock                                --              --              --              --
Exercise of stock options for
  notes receivable                                    --              --         1,850,000           1,850
Amortization of discount of convertible
  preferred stock                                     --              --              --              --
Exercise of preferred stock
  conversion feature                                  --              --         9,200,000           9,200
Issuance of convertible debentures                    --              --              --              --
Exchange of preferred stock for
  convertible debentures                              (710)             (1)           --              --
Intrinsic value of convertible debenture              --              --              --              --
De-investment in Wizard Technologies                  --              --              --              --
Net loss                                              --              --              --              --
                                              ------------    ------------    ------------    ------------

Balance, December 31, 2000                            --              --        61,928,175          61,928
Stock issued for cash                                 --              --         1,382,778           1,383
Stock issued for services                             --              --        10,461,498          10,461
Purchase of treasury stock                            --              --              --              --
Amortization of discount on convertible
  debentures                                          --              --              --              --
Stock issued upon debt conversion                     --              --         7,064,886           7,065
Net loss                                              --              --              --              --
                                              ------------    ------------    ------------    ------------



--------------------------------------------------------------------------------
        See accompanying notes to the consolidated financial statements



Balance, December 31, 2001                            --              --        80,837,337          80,837
Stock issued for cash                                 --              --       315,845,000         315,845
Stock issued for services                             --              --       115,768,000         115,768
Purchase of treasury stock                            --              --              --              --
Sale of treasury stock                                --              --              --              --
Exercise of stock options for
  notes receivable                                    --              --         1,100,000           1,100
Advances to officer                                   --              --              --              --
Reclass of accrued interest with
  note receivable                                     --              --              --              --
Stock issued upon debt conversion                     --              --        78,695,566          78,696
Retroactive application of equity method
  for investment in Biomoda, Inc.                     --              --              --              --
Net loss                                              --              --              --              --
                                              ------------    ------------    ------------    ------------

Balance, December 31, 2002                            --              --       592,245,903         592,246
Stock issued for cash                                 --              --     1,477,760,000       1,477,760
Stock issued for services                             --              --       367,249,994         367,250
Purchase of treasury stock                            --              --              --              --
Sale of treasury stock                                --              --              --              --
Accrued interest on advances to officer               --              --              --              --
Cancellation of stock issued for
  note receivable                                     --              --        (2,950,000)         (2,950)
Stock issued upon debt conversion,
  including $67,000 of interest                       --              --       320,830,452         320,830
Gain on sale of available for
  sale securities                                     --              --              --              --
Net loss                                              --              --              --              --
                                              ------------    ------------    ------------    ------------

Balance, December 31, 2003                            --              --     2,755,136,349       2,755,136
Stock issued for cash                                 --              --       462,800,000         462,800
Stock issued for services                             --              --        47,200,000          47,200
Purchase of treasury stock                            --              --              --              --
Sale of treasury stock                                --              --              --              --
Stock issued upon debt conversion,
  including $166,240 of interest                      --              --       103,000,000         103,000
Unrealized gain (loss) on
  marketable securities                               --              --              --              --
Net loss                                              --              --              --              --
                                              ------------    ------------    ------------    ------------

Balance, December 31, 2004                            --              --     3,368,136,349       3,368,136
Stock issued for cash                                 --              --     2,634,700,000       2,634,700
Purchase of treasury stock                            --              --              --              --
Sale of treasury stock                                --              --              --              --
Expense advances to officer, net
  of accrued interest                                 --              --              --              --
Stock issued upon debt conversion                     --              --        21,000,000          21,000
Unrealized gain (loss) on marketable
  securities                                          --              --              --              --
Net loss                                              --              --              --              --
                                              ------------    ------------    ------------    ------------

Balance, December 31, 2005                            --      $       --     6,023,836,349    $  6,023,836
Stock issued for cash                                 --              --     2,600,000,000       2,600,000
Stock issued for services                             --              --        65,000,000          65,000
Purchase of treasury stock                            --              --              --              --
Unrealized gain (loss) on marketable
  securities                                          --              --              --              --
Net loss                                              --              --              --              --
                                              ------------    ------------    ------------    ------------

Balance, June 30, 2006                               --      $       --      8,688,836,349    $  8,688,836
                                              ============    ============    ============    ============

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND
COMPREHENSIVE INCOME (LOSS) For The Period From May 22, 1996 (Inception) Through
                                 June 30, 2006
--------------------------------------------------------------------------------

                                                      Treasury Stock            Additional
                                              -----------------------------      Paid In            N/R
                                                Shares           Amount          Capital        Stockholder
                                              ------------     ------------    ------------     ------------
Balance at May 22, 1996 (Inception)                   --       $       --      $       --       $       --
Stock issued to incorporators for cash                --               --            24,500             --
Stock issued for the net assets of
  PLZ Tech, Inc.                                      --               --           281,096             --
Net loss                                              --               --              --               --
                                              ------------     ------------    ------------     ------------

Balance, December 31, 1996                            --               --           305,596             --
Stock issued for cash and services                    --               --           362,720             --
Net loss                                              --               --              --               --
                                              ------------     ------------    ------------     ------------

Balance, December 31, 1997                            --               --           668,316             --
Stock issued for cash                                 --               --         1,281,728             --
Stock issued for services                             --               --           293,719             --
Stock issued in exchange for
  note receivable                                     --               --            28,685             --
Purchase and retirement of treasury stock             --               --           (39,913)            --
Net loss                                              --               --              --               --
                                              ------------     ------------    ------------     ------------

Balance, December 31, 1998                            --               --         2,232,535             --
Stock issued for cash                                 --               --           855,101             --
Stock issued for services                             --               --         1,469,320             --
Intrinsic value of beneficial conversion
  feature of notes payable                            --               --           174,610             --
Fair value of warrants related to
  notes payable                                       --               --           125,000             --
Purchase and retirement of treasury stock             --               --           (10,643)            --
Purchase of treasury stock                        (229,000)         (41,760)           --               --
Sale of treasury stock                              85,000           11,130          24,334             --
Net loss                                              --               --              --               --
                                              ------------     ------------    ------------     ------------

Balance, December 31, 1999                        (144,000)         (30,630)      4,870,257             --
Stock issued for cash                                 --               --         1,012,710             --
Stock issued for services                             --               --         1,726,197             --
Purchase of treasury stock                         (63,500)         (46,486)           --               --
Sale of treasury stock                             142,400           22,542          54,771             --
Exercise of stock options for
  notes receivable                                    --               --           220,150             --
Amortization of discount of convertible
  preferred stock                                     --               --           159,677         (193,427)
Exercise of preferred stock
  conversion feature                                  --               --           533,678             --
Issuance of convertible debentures                    --               --           263,830             --
Exchange of preferred stock for
  convertible debentures                              --               --          (869,678)            --
Intrinsic value of convertible debenture              --               --           227,898             --
De-investment in Wizard Technologies                  --               --           (59,583)            --
Net loss                                              --               --              --               --
                                              ------------     ------------    ------------     ------------

Balance, December 31, 2000                         (65,100)         (54,574)      8,139,907         (193,427)
Stock issued for cash                                 --               --            66,844             --
Stock issued for services                             --               --           412,284             --
Purchase of treasury stock                        (251,700)         (16,215)           --               --
Amortization of discount on convertible
  debentures                                          --               --           143,875             --
Stock issued upon debt conversion                     --               --           147,008             --
Net loss                                              --               --              --               --
                                              ------------     ------------    ------------     ------------


--------------------------------------------------------------------------------
        See accompanying notes to the consolidated financial statements



Balance, December 31, 2001                        (316,800)         (70,789)      8,909,918         (193,427)
Stock issued for cash                                 --               --           229,816             --
Stock issued for services                             --               --           366,301             --
Purchase of treasury stock                      (1,400,000)          (8,732)           --               --
Sale of treasury stock                             507,800           72,887         (65,058)            --
Exercise of stock options for
  notes receivable                                    --               --            20,900          (22,000)
Advances to officer                                   --               --              --            (34,300)
Reclass of accrued interest with
  note receivable                                     --               --              --            (59,175)
Stock issued upon debt conversion                     --               --           348,324             --
Retroactive application of equity method
  for investment in Biomoda, Inc.                     --               --              --               --
Net loss                                              --               --              --               --
                                              ------------     ------------    ------------     ------------

Balance, December 31, 2002                      (1,209,000)          (6,634)      9,810,201         (308,902)
Stock issued for cash                                 --               --         4,553,055             --
Stock issued for services                             --               --         1,464,845             --
Purchase of treasury stock                     (13,250,000)         (61,943)           --               --
Sale of treasury stock                           9,950,000           24,846          31,707             --
Accrued interest on advances to officer               --               --              --             (2,397)
Cancellation of stock issued for
  note receivable                                     --               --          (241,050)         244,000
Stock issued upon debt conversion,
  including $67,000 of interest                       --               --           337,563             --
Gain on sale of available for
  sale securities                                     --               --              --               --
Net loss                                              --               --              --               --
                                              ------------     ------------    ------------     ------------

Balance, December 31, 2003                      (4,509,000)         (43,731)     15,956,321          (67,299)
Stock issued for cash                                 --               --           656,231             --
Stock issued for services                             --               --           207,580             --
Purchase of treasury stock                      (9,800,000)         (41,724)           --               --
Sale of treasury stock                          14,100,000           48,260            --               --
Stock issued upon debt conversion,
  including $166,240 of interest                      --               --         1,022,790             --
Unrealized gain (loss) on
  marketable securities                               --               --              --               --
Net loss                                              --               --              --               --
                                              ------------     ------------    ------------     ------------

Balance, December 31, 2004                        (209,000)         (37,195)     17,842,922          (67,299)
Stock issued for cash                                 --               --        (1,487,526)            --
Purchase of treasury stock                     (22,205,000)         (15,926)           --               --
Sale of treasury stock                           1,804,000           40,461         (39,267)            --
Expense advances to officer, net
  of accrued interest                                 --               --              --             67,299
Stock issued upon debt conversion                     --               --            10,122             --
Unrealized gain (loss) on marketable
  securities                                          --               --              --               --
Net loss                                              --               --              --               --
                                              ------------     ------------    ------------     ------------

Balance, December 31, 2005                     (20,610,000)    $    (12,660)   $ 16,326,251     $       --
Stock issued for cash                                 --              --         (1,800,600)            --
Stock issued for services                             --              --            (52,000)            --
Purchase of treasury stock                      (4,875,000)          (2,232)          --                --
Unrealized gain (loss) on marketable
  securities                                          --              --              --                --
Net loss                                              --              --              --                --
                                              ------------    -------------   -------------     ------------

Balance, June 30, 2006                         (25,485,000)    $    (14,892)   $ 14,473,651     $       --
                                              ============    =============   =============     ============


--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND
COMPREHENSIVE INCOME (LOSS) For The Period From May 22, 1996 (Inception) Through
                                 June 30, 2006
--------------------------------------------------------------------------------

                                                                      Deficit
                                                       Other         Accumulated             Total
                                                    Comprehensive     During the          Stockholders'
                                                       Income       Development Stage    equity (deficit)
                                                     ------------    ------------        ------------
Balance at May 22, 1996 (Inception)                  $       --      $       --          $       --
Stock issued to incorporators for cash                       --              --                25,000
Stock issued for the net assets of
  PLZ Tech, Inc.                                             --              --               285,596
Net loss                                                     --           (76,902)            (76,902)
                                                     ------------    ------------        ------------

Balance, December 31, 1996                                   --           (76,902)            233,694
Stock issued for cash and services                           --              --               365,001
Net loss                                                     --           (84,690)            (84,690)
                                                     ------------    ------------        ------------

Balance, December 31, 1997                                   --          (161,592)            514,005
Stock issued for cash                                        --              --             1,292,707
Stock issued for services                                    --              --               296,470
Stock issued in exchange for
  note receivable                                            --              --                29,000
Purchase and retirement of treasury stock                    --              --               (40,385)
Net loss                                                     --          (752,111)           (752,111)
                                                     ------------    ------------        ------------

Balance, December 31, 1998                                   --          (913,703)          1,339,686
Stock issued for cash                                        --              --               863,783
Stock issued for services                                    --              --             1,486,414
Intrinsic value of beneficial conversion
  feature of notes payable                                   --              --               174,610
Fair value of warrants related to
  notes payable                                              --              --               125,000
Purchase and retirement of treasury stock                    --              --               (11,132)
Purchase of treasury stock                                   --              --               (41,760)
Sale of treasury stock                                       --              --                35,464
Net loss                                                     --        (2,765,862)         (2,765,862)
                                                     ------------    ------------        ------------

Balance, December 31, 1999                                   --        (3,679,565)          1,206,203
Stock issued for cash                                        --              --             1,013,493
Stock issued for services                                    --              --             1,730,152
Purchase of treasury stock                                   --              --               (46,486)
Sale of treasury stock                                       --              --                77,313
Exercise of stock options for
  notes receivable                                           --              --               222,000
Amortization of discount of convertible
  preferred stock                                            --              --                33,750
Exercise of preferred stock
  conversion feature                                         --              --               542,878
Issuance of convertible debentures                           --              --               263,830
Exchange of preferred stock for
  convertible debentures                                     --              --              (869,679)
Intrinsic value of convertible debenture                     --              --               227,898
De-investment in Wizard Technologies                         --              --               (59,583)
Net loss                                                     --        (3,827,873)         (3,827,873)
                                                     ------------    ------------        ------------

Balance, December 31, 2000                                   --        (7,507,438)            446,396
Stock issued for cash                                        --              --                68,227
Stock issued for services                                    --              --               422,745
Purchase of treasury stock                                   --              --               (16,215)
Amortization of discount on convertible
  debentures                                                 --              --               143,875
Stock issued upon debt conversion                            --              --               154,073
Net loss                                                     --        (1,985,142)         (1,985,142)
                                                     ------------    ------------        ------------


--------------------------------------------------------------------------------
        See accompanying notes to the consolidated financial statements


Balance, December 31, 2001                                   --        (9,492,580)           (766,041)
Stock issued for cash                                        --              --               545,661
Stock issued for services                                    --              --               482,069
Purchase of treasury stock                                   --              --                (8,732)
Sale of treasury stock                                       --              --                 7,829
Exercise of stock options for
  notes receivable                                           --              --                  --
Advances to officer                                          --              --               (34,300)
Reclass of accrued interest with
  note receivable                                            --              --               (59,175)
Stock issued upon debt conversion                            --              --               427,020
Retroactive application of equity method
  for investment in Biomoda, Inc.                            --           (97,674)            (97,674)
Net loss                                                     --        (1,285,830)         (1,285,830)
                                                     ------------    ------------        ------------

Balance, December 31, 2002                                   --       (10,876,084)           (789,173)
Stock issued for cash                                        --              --             6,030,815
Stock issued for services                                    --              --             1,832,095
Purchase of treasury stock                                   --              --               (61,943)
Sale of treasury stock                                       --              --                56,553
Accrued interest on advances to officer                      --              --                (2,397)
Cancellation of stock issued for
  note receivable                                            --              --                  --
Stock issued upon debt conversion,
  including $67,000 of interest                              --              --               658,393
Unrealized gain on available for
  sale securities                                          17,449            --                17,449
Net loss                                                     --        (3,900,959)         (3,900,959)
                                                                                         ------------
Comprehensive loss                                           --              --            (3,883,510)
                                                     ------------    ------------        ------------

Balance, December 31, 2003                                 17,449     (14,777,043)          3,840,833
Stock issued for cash                                        --              --             1,119,031
Stock issued for services                                    --              --               254,780
Purchase of treasury stock                                   --              --               (41,724)
Sale of treasury stock                                       --              --                48,260
Stock issued upon debt conversion,
  including $166,240 of interest                             --              --             1,125,790
Unrealized gain (loss) on
  marketable securities                                   (27,140)           --               (27,140)
Net loss                                                     --        (5,048,067)         (5,048,067)
                                                                                         ------------
Comprehensive loss                                           --              --            (5,020,927)
                                                     ------------    ------------        ------------

Balance, December 31, 2004                                 (9,691)    (19,825,110)          1,271,763
Stock issued for cash                                        --              --             1,147,174
Purchase of treasury stock                                                   --               (15,926)
Sale of treasury stock                                       --              --                 1,194
Expense advances to officer, net
  of accrued interest                                        --              --                67,299
Stock issued upon debt conversion                            --              --                31,122
Unrealized gain (loss) on marketable
  securities                                              174,480            --               174,480
Net loss                                                     --        (2,055,779)         (2,055,779)
                                                                                         ------------
Comprehensive loss                                           --              --            (1,881,299)
                                                     ------------    ------------        ------------

Balance, December 31, 2005                           $    164,789    $(21,880,889)       $    621,327
Stock issued for cash                                        --              --               799,400
Stock issued for services                                    --              --                13,000
Purchase of treasury stock                                   --              --                (2,232)
Unrealized gain (loss) on
  marketable securities                                  (221,342)                           (221,342)
Net loss                                                     --        (1,109,662)         (1,109,662)
                                                                                         ------------
Comprehensive loss                                           --              --            (1,331,004)
                                                     ------------    ------------        ------------

Balance, June 30, 2006                               $    (56,553)   $(22,990,551)       $    100,491
                                                     ============    ============        ============

--------------------------------------------------------------------------------
        See accompanying notes to the consolidated financial statements

--------------------------------------------------------------------------------
                       ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           SIX MONTHS ENDED JUNE 30, 2006 AND 2005 AND FOR THE PERIOD
               FROM MAY 22, 1996 (INCEPTION) THROUGH JUNE 30, 2006
                                  (Unaudited)
--------------------------------------------------------------------------------


                                                                                                                  May 22, 1996
                                                                                                                    (Inception)
                                                                                                                     Through
                                                                                                                      June 30,
                                                                                       2006            2005            2006
                                                                                   ------------    ------------    ------------
Cash flows from operating activities:
     Net loss                                                                      $ (1,109,662)   $ (1,405,281)   $(22,990,551)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
        Intrinsic value of conversion features                                             --              --           610,603
        Write off of organization costs/goodwill                                           --              --            63,020
        Extraordinary loss                                                                 --              --           189,280
        Inventory write off                                                                --              --            29,293
        Amortization of discount on convertible notes and
          preferred stock                                                                  --              --           295,209
        (Gain) loss on marketable securities                                            (35,665)           --             8,164
        Loss on disposal of assets                                                         --              --             3,520
        Loss on investment in Biomoda, Inc.                                                --              --           289,750
        Issuance of common stock for services                                            13,000            --         6,517,726
        Stock option expense                                                             (2,500)           --           162,500
        Issuance of notes payable for services                                             --              --            50,000
        Exchange of investment securities for services                                  163,234         290,839         316,662
        Increase in excess of costs and earnings over billings
        on uncompleted contract                                                            --              --        (2,050,000)
        Increase in allowance for loss on contract                                         --              --         2,050,000
        Loss (Gain) on extinguishment of debt                                              --              --           556,088
        Interest accrued on convertible debentures                                         --              --           317,985
        Interest earned on note receivable from stockholder and
          related parties                                                                  --              --           (17,823)
        Depreciation and amortization                                                    23,663          25,268         739,830
        Bad debt expense                                                                   --              --            15,000
        Asset impairment                                                                   --              --           592,884
        Other non-cash expenses                                                            --              --            34,923
        Expense advances to officer                                                        --              --            67,299
        Gain on forgiveness of debt to officer                                             --              --           (51,351)
     Changes in operating assets and liabilities:
        Decrease (Increase) in other current assets                                       3,195         (13,411)        (15,824)
        Decrease in inventory                                                              --              --           (35,293)
        (Decrease) Increase in accounts payable and accrued expenses                    103,815          47,306         340,975
                                                                                   ------------    ------------    ------------

     Net cash used in operating activities                                             (840,920)     (1,055,279)    (11,910,131)
                                                                                   ------------    ------------    ------------

Cash flows from investing activities:
     Purchases of property and equipment                                                   --            (3,780)       (521,860)
     Additions to Patent, trademark and license fee, net of extraordinary gain             --           (41,460)       (114,878)
     Investment in restricted cash                                                      (30,000)           --           (30,000)
     Investment in GenoMed                                                               (3,093)          2,508        (924,571)
     Proceeds from sale of GenoMed                                                      105,289            --           289,335
     Investment in Biomoda, Inc.                                                           --              --          (383,845)
     Proceeds from sale of Biomoda stock                                                   --              --            28,930
     Advances to Biomoda                                                                   --              --           (38,432)
     Advances from shareholders                                                            --              --            14,009
     Sale of marketable securities                                                         --              --           192,787
     Purchases of marketable securities                                                    --              --          (645,334)
     Cash of variable entity on consolidation                                              --              --               155
     Increase in notes receivable                                                        (1,856)         (3,033)        (56,262)
     Purchase of other assets                                                              --              --          (245,579)
                                                                                   ------------    ------------    ------------

     Net cash provided by (used in) investing activities                                 70,340         (45,765)     (2,435,545)
                                                                                   ------------    ------------    ------------


Cash flows from financing activities:
     Principal repayments on notes payable and capital leases                              --              --          (308,346)
     Proceeds from notes payable                                                           --              --           622,776
     Issuance of common stock for cash                                                  829,400         693,127      13,300,291
     Issuance of Biomoda common stock for cash                                             --              --            60,000
     Advances from Biomoda stockholders                                                   7,650            --             7,650
     (Increase) decrease in note receivable stockholder                                    --             2,212          (5,422)
     Proceeds from sale of treasury stock                                                  --              --           226,613
     Purchase of treasury stock                                                          (2,232)         (1,752)       (276,535)
     Proceeds from issuance of convertible debt                                            --              --         1,270,965
     Principal repayments on convertible debt                                              --              --          (395,560)
                                                                                   ------------    ------------    ------------

     Net cash provided by financing activities                                          834,818         693,587      14,502,432
                                                                                   ------------    ------------    ------------

Net (decrease) increase in cash                                                          64,238        (407,457)        156,756

Cash at beginning of period                                                              92,518         612,652            --
                                                                                   ------------    ------------    ------------

Cash at end of period                                                              $    156,756    $    205,195    $    156,756
                                                                                   ============    ============    ============


Supplemental  disclosure  of cash flow  information  - Cash paid during the year for:
        Interest                                                                   $       --      $       --
                                                                                   ============    ============
        Income taxes                                                               $       --      $       --
                                                                                   ============    ============

Non-cash transactions:
        Unrealized gain (loss) on marketable securities                            $   (221,342)   $    395,007
                                                                                   ============    ============


--------------------------------------------------------------------------------
        See accompanying notes to the consolidated financial statements

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.      BASIS OF PRESENTATION:

The management of Advanced Optics Electronics, Inc. ("ADOT") without audit has prepared the condensed consolidated financial statements included herein. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of management, all adjustments considered necessary for fair presentation of the condensed financial statements have been included and were of a normal recurring nature, and the accompanying condensed consolidated financial statements present fairly the financial position as of June 30, 2006, the results of operations for the three and six month periods and cash flows for the six month period ended June 30, 2006 and 2005.

It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes for the year ended December 31, 2005, included in ADOT's Form 10-KSB filed with the Securities and Exchange Commission. The interim results are not necessarily indicative of the results for a full year.

2.      DEVELOPMENTAL STAGE AND GOING CONCERN

ADOT has been in the development stage since Inception, and has not generated any revenues from operations and there is no assurance of any future revenues.

The accompanying consolidated financial statements have been prepared assuming ADOT will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2006, ADOT has accumulated deficit of $22,990,551. ADOT's total assets exceeded the total liabilities by $100,491. These factors, among others, raise substantial doubt about ADOT's ability to continue as a going concern.

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

On January 8, 2004, ADOT entered into a Stock Sale Agreement (the "Agreement") with GenoMed, Inc., a Florida corporation ("GenoMed") whereby ADOT purchased approximately 33,300,000 shares of restricted common stock of GenoMed for $900,000 in cash, representing approximately 17.9% of the total outstanding shares of GenoMed immediately after the execution of the Agreement. ADOT has accounted for this investment under the cost method as it cannot exercise significant influence over the operating and financial policies of GenoMed. As of January and February, 2005, these shares become free trading shares. At June 30, 2006, ADOT held 18,400,821 of these shares. Of these, 6,400,000 shares were held in escrow as collateral securing payment of a settlement. See note 10, below.

Following is a summary of marketable securities classified as available for sale as of June 30, 2006:

                                          COST BASIS          FAIR VALUE         UNREALIZED LOSS
                                       ----------------    -----------------    ------------------
Marketable securities-Common stock      $  507,473          $  450,920             $  56,553



Available-for-sale securities consist of securities in GenoMed and are carried at fair value with the unrealized gain or loss, net of tax, reported in accumulated other comprehensive income. The fair value of marketable securities was determined based on available market information. During the six months ended June 30, 2006, ADOT transferred 4,950,000 shares valued at approximately $163,234 to consultants in exchange for services.

4.      STOCK BASED COMPENSATION

On January 1, 2006 ADOT adopted SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. However, at June 30, 2006, there were no instruments remaining which were subject to the pronouncement.

5.      VARIABLE INTEREST ENTITY - BIOMODA, INC.

At June 30, 2006, ADOT owned approximately 1,132,000 or 15.75% of the 7,187,000 outstanding shares of Biomoda, Inc. ("Biomoda"), a development stage company involved in the development of technology for the early detection of lung cancer. In addition, two of ADOT's officers own approximately 12%, collectively, of Biomoda's outstanding shares. Further, ADOT subleases office space and lab equipment to Biomoda and two of ADOT's officers are also officers of Biomoda. Finally, ADOT has been the sole source of funding to Biomoda since 2002 through advances made under a line of credit agreement. Such advances totaled $1,699,546 at June 30, 2006 and ADOT has recorded interest income on advances of $138,545. These amounts have been eliminated in consolidation. ADOT is considered the primary beneficiary as it stands to absorb the majority of the VIE's expected losses. Since Biomoda and ADOT are considered entities under common control, ADOT measures the assets and liabilities of Biomoda at their carrying amounts in consolidation.

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

As of June 30, 2006, ADOT has consolidated Biomoda's balance sheet and its results of the operations for the quarter then ended in the accompanying financial statements. Biomoda has a stockholders' deficit at June 30, 2006. General creditors of Biomoda have no recourse against ADOT. From inception through June 30, 2006, Biomoda has generated no revenues

In 2006, Biomoda anticipates being able to raise its own funds in the public equity market. In this case, Biomoda may be able to sustain its own operations, repay its obligation to ADOT, and hire its own officers. In such case, ADOT may no longer be considered the primary beneficiary and the results of Biomoda may be deconsolidated. There can be no assurance that Biomoda will be able to raise sufficient funds to repay its obligation to ADOT and become self-sustaining in its operations.

6.      RELATED PARTY TRANSACTIONS

As of June 30, 2006, ADOT had advances of approximately $157,000 payable to two of its stockholders. Such advances historically bore interest at 10% per annum. Interest expense was approximately $8,000, $17,000 and $90,000 for the six month periods ended June 30, 2006 and 2005 and for the period from inception through June 30, 2006, respectively.

7.      STOCKHOLDERS' EQUITY

Common Stock
------------

During the six months ended June 30, 2006, ADOT issued 2,600,000,000 shares of common stock for cash of approximately $799,400 and issued 65,000,000 shares of common stock for services, which were valued at approximately $13,000 (based on the closing market price on the date of grant, which approximated $0.0002 per share). ADOT recorded such amounts in the accompanying statement of operations. There were no stock options granted during the six month periods ended June 30, 2006 and 2005.

8.      SEGMENTS

ADOT has two reportable segments consisting of (1) producing and selling large-scale flat panel displays for outdoor advertising billboards and its color identifier for the vision impaired; (2) early cancer detection technology. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.



The following is information for ADOT's reportable segments for the six months ended June 30 (in thousands):


                                             2006                                               2005
                        ------------------------------------------------      -----------------------------------------
                        ADOT          Biomoda     Unallocated      Total       ADOT     Biomoda     Unallocated    Total
Revenue                 $  -           $   -          $   -       $    -      $    -     $   -         $   -      $    -
Loss on Operations       706             443              -        1,149       1,169       253             -       1,422
Depreciation
    and amortization      14              10              -           24          16         9             -          25
Interest expense           3              11              -           14           -        23             -          23
Capital expenditure        -               -              -            -           4        41             -          45
Net Loss                $672            $438          $   -       $1,110      $1,162     $ 243         $   -      $1,405


9.   SETTLEMENT OF CLAIM

The Company joined Biomoda, Inc. and settled a lawsuit that they and two other plaintiffs had filed against a former employee of Biomoda, Inc. A non-recurring gain was realized by Biomoda, Inc., which received 60,000 shares of its common stock for $50,000 and also Biomoda, Inc. received a release of a $137,064 claim in exchange for eight $10,000 monthly payments beginning June 30, 2006. From the date of the settlement, June 15, 2006, two such payments have been made. At the time, Biomoda, Inc. had accrued $137,064 as a potential liability in this matter. The settlement resulted in a nonrecurring gain of $16,064 for Biomoda, Inc. In order to enable Biomoda, Inc. to achieve this non-recurring gain and acquire 60,000 of its shares for $50,000, the Company allowed 6,400,000 shares of GenoMed, Inc. that the Company holds as an investment to be held by the Company's attorneys as collateral to secure the payment of the remaining balance of the settlement. At June 30, 2006, the Company held 18,400,821 of these shares.

10.    SUBSEQUENT EVENTS

On July 11, 2006, ADOT increased the number of authorized common shares to 10,000,000,000 shares.

From July 1, 2006 through August 18, 2006, 715,000,000 shares were issued for cash in the amount of approximately $113,000.

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


                                    OVERVIEW

General
-------

Advanced Optics Electronics, Inc. (the "Company", "us", "we", or "ADOT") (ADOT-OTC BB) is a technology company based in Albuquerque, New Mexico. Its primary focus is the development, production and sales of its novel and innovative electronic flat panel displays. We maintain an R&D facility and are engaged in developing large-scale flat panel displays utilizing its patented technology. We are currently investigating other applications of this core technology and different products related to optics and image recognition and analysis.

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

Our operating activities have related primarily to the initial planning and development of our product and building our operating infrastructure. We have completed, tested, and measured the performance of, our prototype and are currently in the development process of our production model. The initial production model is scheduled to be completed in the second quarter of 2007.

We expect our principal source of revenue to be derived from sales of our electronic display product. To date, we have not recognized any revenue, but we have developed a functioning prototype and we anticipate completion of our first sign by the first half of 2007.

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

Advanced Optics Electronics, Inc. completed filing for its initial patent relating to its hand held color check device known as COLOR-CHEK. The patent covers the Company's unique and novel conception and implementation of hardware and firmware system for determining the color optically and expressing the result with vocal responses. This invention will initially benefit the vision impaired. ADOT is also developing a color coding kit to enhance the color check capabilities of a broader application of the color spectrum. Pricing is targeted in the $70-85 range. The Company is currently in the development stages of a second iteration prototype. The first prototype was a success from a proof-of-performance standpoint. This next version will incorporate a number of refinements and improvements in software and hardware components and incorporate an initial design of the casing..

Our operating expenses have increased significantly since our inception. This is due to increased engineering and management staff and investments in operating infrastructure. Since our inception we have incurred significant losses and, as of June 30, 2006, had a deficit accumulated during the development stage of $22,990,551.

Biomoda, Inc.
-------------

Beginning with the 2004 10-KSB, the Company has consolidated the financial statements of Advanced Optics Electronics, Inc. with the financial statements of Biomoda, Inc. This has been done in order to comply with FIN 46, a pronouncement by Financial Accounting Standards Board, that became effective December 15, 2004. The nature of Biomoda's business is substantially different from that of Advanced Optics Electronics, Inc.. The following is a discussion of Biomoda's results of operations, financial condition and liquidity. More information about Biomoda is available in Biomoda's 2004 10-KSB which is accessible from the SEC website. The SEC website (http://www.sec.gov) contains reports and information statements and other information regarding Biomoda and other companies that file materials with the SEC electronically.

Biomoda's initial product is a diagnostic test for lung cancer that will be performed by using a sputum sample from the patient. This test does not require any invasive sample taking. The sample will be sent to a clinical lab where a procedure will be performed to determine the presence, or lack, of lung cancer or precancerous cells. This diagnostic test can be used for other cell samples and Biomoda intends to create and market products to diagnose and screen for other prevalent cancers such as cervical, bladder, and colorectal. This has been determined on the basis of available healthcare delivery and payer infrastructure. Japan is leading the world in this area and has instituted a nationwide lung cancer-screening program.

Management of Biomoda expects to continue assay validation work and seek to register its product with the FDA in 2006. There are several business models, product types and regulatory routes that Biomoda is evaluating including: ASR, 510K, PMA and IVD kits: ASR: This is the FDA designation for Analyte Specific Reagent. There are generally two classes: Class I & Class II. Class I is considered to the lowest risk. Biomoda's ASR product is a Class I and only requires registration and meeting the FDA standards. This product is viewed as a component for an assay developed in-house by Medical Reference Laboratories.

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

Comparison of the Three-Month Periods Ended June 30, 2006 and 2005
-------------------------------------------------------------------

Research and development expenses consist primarily of consulting fees associated with the development and enhancement of our flat panel displays. These expenses increased to $274,540 in the first half of 2006 from $165,755 and to $146,447 from $92,894 in the second quarter for the same periods in 2005. This significant change is the result of increased personnel and outside consulting costs for Biomoda.

Continued investment in product development is critical to attaining our strategic objectives and, as such, we expect product development expenses to increase significantly in future periods. We expense product development costs as they are incurred.

General and administrative expenses consist of expenses for facilities, professional services, travel, general corporate activities, and depreciation and amortization of equipment and leasehold improvements. General and administrative costs decreased to approximately $261,000 in the second quarter of 2006 from $674,000 and to approximately $709,000 from $1,171,000 year to date in the prior year. The primary reason for the decrease is significantly lower shareholder relations expense. The costs associated with being a publicly traded company and potential future strategic acquisitions will also be a contributing factor to increases in this expense.

Biomoda, Inc.
-------------

Biomoda's plan of operation for the next twelve months is to verify and refine its assay, and initiate a dialogue with the FDA relative to their approval submission. Biomoda, Inc. is relying on a bridge financing arrangement with Advanced Optics Electronics, Inc. Biomoda is currently leasing Laboratory equipment from Advanced Optics Electronics, Inc. on a month to month basis and intends to purchase this equipment when adequate funds are raised.

Biomoda has recorded no revenue from its inception through June 30, 2006. The accumulated deficit is $3,577,228. In 2005, the net loss for the six month period June 30 was $303,922 compared to $475,983 in 2006. The loss from operations was $442,905 in 2006 and $253,486 in 2005. Most of its expense is related to product development. Product development expenses consist primarily of personnel expenses, consulting fees and lab expenses. Research development and technical costs were $258,725 in 2006 and $148,534 in 2005. Biomoda believes, however, that continued investment in product development is critical to attaining its strategic objectives and, as a result, expect product development expenses to increase significantly in future periods. Biomoda expenses product development costs as they are incurred.

General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel and general corporate activities. General and administrative costs were $137,844 in 2006 and $67,432 in 2005. Biomoda expects general and administrative costs to increase in the future as its business matures and develops.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through the private placement of equity securities and the issuance of convertible debentures. As of June 30, 2006, we have raised such net proceeds of approximately $23,000,000.

The Company's holding in Biomoda, Inc ("Biomoda") may provide additional liquidity. The Company's direct ownership of Biomoda, as of June 30, 2006 was approximately 15.75 %. Two officers of ADOT are also securities holders of Biomoda in addition to the ADOT ownership. It is anticipated that a public market for Biomoda's securities will be established in 2006. Because a market for Biomoda's shares has not been established, the potential value of the Company's investment cannot be measured. Consequently, there can be no assurance that if the Company were to sell such investment that it would be able to on terms favorable to the Company or for the initial offering price. Factors such as dilution, and a lack of a market may be encountered.

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

During the first six months of 2004, we purchased 33,300,000 restricted shares under Rule 144 of GenoMed, Inc., which represents approximately 17.6% of the outstanding shares of GenoMed, Inc. At June 30, 2006, the Company held
18,400,821 shares, of which 6,400,000 shares were held in escrow to secure payment by the Company of its obligation pursuant to an agreement to settle a claim. GenoMed is a publicly traded biotech company working in genomics based disease management.

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

Research and development expenditures were approximately $275,000 in the first six months of 2006. Funds for operations, research and development and capital expenditures were provided from the sale of securities and cash reserves.

Marketable Securities Portfolio
-------------------------------

As of June 30, 2006, the Company had a marketable securities portfolio valued at $450,920. The Company is actively pursuing potential financing options as it looks to secure additional funds to both stabilize and grow its business operations. Management will review any financing options at its disposal and will judge each potential source of funds on its individual merits. There can be no assurance that the Company will be able to secure additional funds from debt or equity financing, or if it can, that it will be on terms favorable to the Company or existing stockholders.

There are no expected purchases or sales of significant equipment.

Management believes that inflation has not had a material effect on the Company's results of operations.

Biomoda, Inc.
------------

Biomoda's total assets are $258,891 at June 30, 2006. Of this, $217,638 is patent costs, net of accumulated amortization of $81,115. Its liabilities of $2,467,923 primarily consist of its debt to Advanced Optics of $1,838,091 and payables and accrued liabilities of $443180. Stockholders' deficit as of June 30, 2006 is $3,577,228.

Since inception, Biomoda has funded operations primarily through private placement of equity securities to third parties and to ADOT and loans from Advanced Optics Electronics, Inc. As of June 30, 2006 it had raised net proceeds of approximately $3,215,000, of which approximately $1,838,000 was loaned by ADOT. On May 1, 2002, Biomoda entered into a line of credit agreement (the "Agreement") with Advanced Optics Electronics, Inc., an affiliated entity, ("Advanced Optics") with an annual interest rate of 5%. On May 1, 2003 the agreement was extended.

Biomoda had positive cash flows of $88 for the six months ended June 30, 2006 resulting from $345,130 used in Biomoda's operating activities, $30,000 used in investing activities and $375,218 of cash provided by financing activities. Cash used in operating activities for the six months ended June 30, 2006 was primarily due to $442,905 in operating expenses, of which $137,844 is General and Administrative, $258,725 is Research and Development and $21,643 is professional fees. Cash provided by financing activities for the three months was due primarily to the proceeds from a line of credit from Advanced Optics

Biomoda has been in the development stage since it began operations on January 3, 1990 and has not generated any revenues from operations and there is no assurance of any future revenues. As of June 30, 2006, Biomoda had accumulated deficit of approximately $3,577,000 and a working capital deficit of approximately $2,435,000. In addition, Biomoda did not generate any cash from operations and had no cash reserve dedicated to fund expenditures. These factors create an uncertainty as to Biomoda's ability to continue as a going concern.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the six months ended June 30, 2006 that have materially affected or are reasonably likely to materially affect these controls. The Company, however, is evaluating changes to its existing controls or adding controls to improve the design effectiveness of its system.

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

ITEM 2.  CHANGES IN SECURITIES

Common Stock
-----------

As of June  30,  2006,  the  status  of the  common  stock of the  Company  was:
9,000,000,000 shares authorized and 8,688,836,349 shares issued and outstanding.

During  the  six  month  period  ended  June  30,  2006,   the  Company   issued
2,600,000,000 shares for cash of approximately $800,000 and 65,000,000 shares of common stock for services valued at $13,000.

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


Dated:    August 21, 2006

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