Form 10QSB
period 2006-09-30
ADVANCED OPTICS ELECTRONICS INC
filed 2006-11-16
CIK 1020657

U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


                For the nine month period ended: September 30, 2006


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

The number of issuer's shares of Common Stock outstanding as of November 14, 2006 was 11,158,836,349

Transitional Small Business Disclosure Format (check one):  Yes      No X
                                                               ---     ---

PART I:  FINANCIAL INFORMATION
ITEM 1:  Financial Statements

                       ADVANCED OPTICS ELECTRONICS, INC.
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                                September 30, 2006       December 31, 2005
                                                                                ------------------       -----------------
                                     ASSETS

Current Assets
           Cash                                                                    $     48,706             $     92,518
           Cash, restricted                                                                 100                       --
           Marketable securities                                                        175,288                  902,027
           Other current assets                                                          21,057                   24,252
                                                                                   ------------             ------------

                Total current assets                                                    245,151                1,018,797

Intangibles, net of accumulated amortization of $84,288 and $71,900                     189,888                  194,576

Property and Equipment, net of accumulated depreciation of $460,458 and $438,380         97,512                  120,328

Notes receivable and deposits                                                            62,242                   54,406
                                                                                   ------------             ------------
                                                                                   $    594,792             $  1,388,107
                                                                                   ============             ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
           Accounts payable                                                        $    172,571             $    165,546
           Accrued expenses                                                             412,775                  363,658
           Common stock subscribed                                                       30,000                       --
           Advances from shareholders                                                   160,690                  149,002
           Convertible debentures                                                        93,557                   88,574
                                                                                   ------------             ------------
                Total current liabilities                                               869,594                  766,780
                                                                                   ------------             ------------

Commitments and Contingencies

Stockholders' Equity (Deficit)
           Preferred stock, $0.001 par value, 10,000,000 shares authorized;
             no shares issued and outstanding                                                --                       --
           Common stock, $0.001 par value, 12,000,000,000 shares authorized;
             10,118,836,349 and 6,023,836,349 shares issued and
             10,079,951,349 and 6,003,226,349 shares outstanding                     10,118,836                6,023,836
           Treasury stock, at cost                                                      (20,344)                 (12,660)
           Additional paid in capital                                                13,257,001               16,326,251
           Accumulated other comprehensive income (loss)                                (73,532)                 164,789
           Deficit accumulated during the development stage                         (23,556,763)             (21,880,889)
                                                                                   ------------             ------------
                Total stockholders' equity (deficit)                                   (274,802)                 621,327
                                                                                   ------------             ------------
                                                                                   $    594,792             $  1,388,107
                                                                                   ============             ============

                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                       CONSOLIDATED STATEMENTS OF EXPENSES
        Nine Months Ended September 30, 2006 and 2005 and For The Period
            From May 22, 1996 (Inception) Through September 30, 2006
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                    May 22, 1996
                                                                                                     (Inception)
                                                                                                       Through
                                                                                                     September 30,
                                                                   2006               2005               2006
                                                             ---------------    ---------------    ---------------
OPERATING EXPENSES
      General and administrative                             $       994,033    $     1,431,715    $    14,661,177
      Research and development                                       385,027            361,342          2,911,331
      Professional fees                                              168,749             19,724            422,304
      Depreciation & amortization                                     35,204             39,301            213,411
      Licensing fees                                                  15,125             15,125             68,226
      Inventory write-off                                                 --                 --             29,293
      Asset impairment                                                    --                 --            592,884
      Loss on contract                                                    --                 --          2,255,944
                                                             ---------------    ---------------    ---------------
OPERATING LOSS                                                    (1,598,138)        (1,867,207)       (21,154,570)
                                                             ---------------    ---------------    ---------------

OTHER INCOME (EXPENSES)
      Interest income                                                  2,887              2,791             87,840
      Realized gain (loss) on marketable equity securities           (76,748)            21,177           (120,577)
      Other investment gains                                              --                 --             59,784
      Loss from investment in Biomoda, Inc.                               --                 --           (289,750)
      Gain (loss) on disposal of assets                                   --                 --             (3,520)
      Gain (loss) on settlement of debts                              16,064                 --           (540,024)
      Interest expense                                               (19,939)           (24,213)        (1,344,197)
      Other income                                                        --                 --                551
                                                             ---------------    ---------------    ---------------
                     Total other income (expenses)                   (77,736)              (245)        (2,149,893)
                                                             ---------------    ---------------    ---------------

NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE & EXTRAORDINARY LOSS                      (1,675,874)        (1,867,452)       (23,304,463)

EXTRAORDINARY LOSS                                                        --                 --           (189,280)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE                                                                 --                 --            (63,020)
                                                             ---------------    ---------------    ---------------
NET LOSS                                                          (1,675,874)        (1,867,452)       (23,556,763)

OTHER COMPREHENSIVE GAIN (LOSS)
      Unrealized gain (loss) on marketable securities               (238,321)           299,118            (73,532)
                                                             ---------------    ---------------    ---------------
COMPREHENSIVE LOSS                                           $    (1,914,195)   $    (1,568,334)   $   (23,630,295)
                                                             ===============    ===============    ===============

Basic and diluted net loss available to common shareholder   $         (0.00)   $         (0.00)
  per common share                                           ================   ===============

Basic and diluted weighted average common shares
  outstanding                                                  8,081,706,719      3,975,833,451
                                                             ===============    ===============

                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                       CONSOLIDATED STATEMENTS OF EXPENSES
          For the Three Month Periods Ended September 30, 2006 and 2005
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                    2006               2005
                                                             ---------------    ---------------
OPERATING EXPENSES
      General and administrative                             $       285,140    $       324,585
      Research and development                                       110,487            131,962
      Professional Fees                                               41,753              6,468
      Depreciation & amortization                                     11,541             14,032
      Licensing Fees                                                     125                125
                                                             ---------------    ---------------
OPERATING LOSS                                                      (449,046)          (477,172)
                                                             ---------------    ---------------
OTHER INCOME (EXPENSES)
      Interest income                                                  1,004              1,799
      Realized loss on marketable equity securities                 (112,413)            23,324
      Gain on settlement of debts                                         --            (10,122)
      Interest expense                                                (5,757)                --
                                                             ---------------    ---------------
                     Total other income (expenses)                  (117,166)            15,001
                                                             ---------------    ---------------
NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE & EXTRAORDINARY LOSS                        (566,212)          (462,171)

EXTRAORDINARY LOSS                                                        --                 --

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE                                                                 --                 --
                                                             ---------------    ---------------
NET LOSS                                                            (566,212)          (462,171)

OTHER COMPREHENSIVE GAIN (LOSS)
      Unrealized gain (loss) on marketable securities                (16,979)          (390,806)

                                                             ---------------    ---------------
COMPREHENSIVE LOSS                                           $      (583,191)   $      (852,977)
                                                             ===============    ===============

Basic and diluted net loss available to common shareholder   $         (0.00)   $         (0.00)
per common share                                             ===============    ===============

Basic and diluted weighted average common shares
  outstanding                                                  8,912,965,979      4,609,096,349
                                                             ===============    ===============

                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND
    COMPREHENSIVE INCOME (LOSS) For The Period From May 22, 1996 (Inception)
                              Through June 30, 2006
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                    Preferred Stock                       Common Stock
                                                         ----------------------------------    ----------------------------------

                                                             Shares              Amount              Shares            Amount
                                                         ---------------    ---------------    ---------------    ---------------
Balance at May 22, 1996 (Inception)                                   --    $            --                 --    $            --
Stock issued to incorporators for cash                                --                 --            500,000                500
Stock issued for the net assets of PLZ Tech, Inc.                     --                 --          4,500,000              4,500
Net loss                                                              --                 --                 --                 --
                                                         ---------------    ---------------    ---------------    ---------------
Balance, December 31, 1996                                            --                 --          5,000,000              5,000
Stock issued for cash and services                                    --                 --          2,281,212              2,281
Net loss                                                              --                 --                 --                 --
                                                         ---------------    ---------------    ---------------    ---------------
Balance, December 31, 1997                                            --                 --          7,281,212              7,281
Stock issued for cash                                                 --                 --         10,979,275             10,979
Stock issued for services                                             --                 --          2,751,000              2,751
Stock issued in exchange for note receivable                          --                 --            315,000                315
Purchase and retirement of treasury stock                             --                 --           (472,200)              (472)
Net loss                                                              --                 --                 --                 --
                                                         ---------------    ---------------    ---------------    ---------------
Balance, December 31, 1998                                            --                 --         20,854,287             20,854
Stock issued for cash                                                 --                 --          8,681,624              8,682
Stock issued for services                                             --                 --         17,094,313             17,094
Intrinsic value of beneficial conversion feature
   of notes payable                                                   --                 --                 --                 --
Fair value of warrants related to notes payable                       --                 --                 --                 --
Purchase and retirement of treasury stock                             --                 --           (489,251)              (489)
Purchase of treasury stock                                            --                 --                 --                 --
Sale of treasury stock                                                --                 --                 --                 --
Net loss                                                              --                 --                 --                 --
                                                         ---------------    ---------------    ---------------    ---------------
Balance, December 31, 1999                                            --                 --         46,140,973             46,141
Stock issued for cash                                                710                  1            782,000                782
Stock issued for services                                             --                 --          3,955,202              3,955
Purchase of treasury stock                                            --                 --                 --                 --
Sale of treasury stock                                                --                 --                 --                 --
Exercise of stock options for notes receivable                        --                 --          1,850,000              1,850
Amortization of discount of convertible preferred stock               --                 --                 --                 --
Exercise of preferred stock conversion feature                        --                 --          9,200,000              9,200
Issuance of convertible debentures                                    --                 --                 --                 --
Exchange of preferred stock for convertible debentures              (710)                (1)                --                 --
Intrinsic value of convertible debenture                              --                 --                 --                 --
De-investment in Wizard Technologies                                  --                 --                 --                 --
Net loss                                                              --                 --                 --                 --
                                                         ---------------    ---------------    ---------------    ---------------
Balance, December 31, 2000                                            --                 --         61,928,175             61,928
Stock issued for cash                                                 --                 --          1,382,778              1,383
Stock issued for services                                             --                 --         10,461,498             10,461
Purchase of treasury stock                                            --                 --                 --                 --
Amortization of discount on convertible debentures                    --                 --                 --                 --
Stock issued upon debt conversion                                     --                 --          7,064,886              7,065
Net loss                                                              --                 --                 --                 --
                                                         ---------------    ---------------    ---------------    ---------------
Balance, December 31, 2001                                            --                 --         80,837,337             80,837
Stock issued for cash                                                 --                 --        315,845,000            315,845
Stock issued for services                                             --                 --        115,768,000            115,768
Purchase of treasury stock                                            --                 --                 --                 --
Sale of treasury stock                                                --                 --                 --                 --
Exercise of stock options for notes receivable                        --                 --          1,100,000              1,100
Advances to officer                                                   --                 --                 --                 --
Reclass of accrued interest with note receivable                      --                 --                 --                 --
Stock issued upon debt conversion                                     --                 --         78,695,566             78,696
Retroactive application of equity method                              --                 --                 --                 --
  for investment in Biomoda, Inc.                                     --                 --                 --                 --
Net loss                                                              --                 --                 --                 --
                                                         ---------------    ---------------    ---------------    ---------------
Balance, December 31, 2002                                            --                 --        592,245,903            592,246
Stock issued for cash                                                 --                 --      1,477,760,000          1,477,760
Stock issued for services                                             --                 --        367,249,994            367,250
Purchase of treasury stock                                            --                 --                 --                 --
Sale of treasury stock                                                --                 --                 --                 --
Accrued interest on advances to officer                               --                 --                 --                 --
Cancellation of stock issued for note receivable                      --                 --         (2,950,000)            (2,950)
Stock issued upon debt conversion, including
   $67,000 of interest                                                --                 --        320,830,452            320,830
Gain on sale of available for sale securities                         --                 --                 --                 --
Net loss                                                              --                 --                 --                 --

Comprehensive loss
                                                         ---------------    ---------------    ---------------    ---------------
Balance, December 31, 2003                                            --                 --      2,755,136,349          2,755,136
Stock issued for cash                                                 --                 --        462,800,000            462,800
Stock issued for services                                             --                 --         47,200,000             47,200
Purchase of treasury stock                                            --                 --                 --                 --
Sale of treasury stock                                                --                 --                 --                 --
Stock issued upon debt conversion, including
   $166,240 of interest                                               --                 --        103,000,000            103,000
Unrealized gain (loss) on marketable securities                       --                 --                 --                 --
Net loss                                                              --                 --                 --                 --

Comprehensive loss
                                                         ---------------    ---------------    ---------------    ---------------
Balance, December 31, 2004                                            --                 --      3,368,136,349          3,368,136
Stock issued for cash                                                 --                 --      2,634,700,000          2,634,700
Purchase of treasury stock                                            --                 --                 --                 --
Sale of treasury stock                                                --                 --                 --                 --
Expense advances to officer, net of accrued interest                  --                 --                 --                 --
Stock issued upon debt conversion                                     --                 --         21,000,000             21,000
Unrealized gain (loss) on marketable securities                       --                 --                 --                 --
Net loss                                                              --                 --                 --                 --

Comprehensive loss
                                                         ---------------    ---------------    ---------------    ---------------
Balance, December 31, 2005                                            --                 --      6,023,836,349          6,023,836
Stock issued for cash                                                 --                 --      4,030,000,000          4,030,000
Stock issued for services                                             --                 --         65,000,000             65,000
Purchase of treasury stock                                            --                 --                 --                 --
Unrealized gain (loss) on marketable securities                       --                 --                 --                 --
Net loss                                                              --                 --                 --                 --

Comprehensive loss
                                                         ---------------    ---------------    ---------------    ---------------
Balance, September 30, 2006                                           --    $            --     10,118,836,349    $    10,118,836
                                                         ===============    ===============    ===============    ===============

                                                                 Treasury Stock
                                                       ---------------------------------       Additional
                                                                                                 Paid In              N/R
                                                           Shares             Amount             Capital          Stockholder
                                                       ---------------    ---------------    ---------------    ---------------
Balance at May 22, 1996 (Inception)                                 --    $            --    $            --    $            --
Stock issued to incorporators for cash                              --                 --             24,500                 --
Stock issued for the net assets of PLZ Tech, Inc.                   --                 --            281,096                 --
Net loss                                                            --                 --                 --                 --
                                                       ---------------    ---------------    ---------------    ---------------
Balance, December 31, 1996                                          --                 --            305,596                 --
Stock issued for cash and services                                  --                 --            362,720                 --
Net loss                                                            --                 --                 --                 --
                                                       ---------------    ---------------    ---------------    ---------------
Balance, December 31, 1997                                          --                 --            668,316                 --
Stock issued for cash                                               --                 --          1,281,728                 --
Stock issued for services                                           --                 --            293,719                 --
Stock issued in exchange for note receivable                        --                 --             28,685                 --
Purchase and retirement of treasury stock                           --                 --            (39,913)                --
Net loss                                                            --                 --                 --                 --
                                                       ---------------    ---------------    ---------------    ---------------
Balance, December 31, 1998                                          --                 --          2,232,535                 --
Stock issued for cash                                               --                 --            855,101                 --
Stock issued for services                                           --                 --          1,469,320                 --
Intrinsic value of beneficial conversion feature
   of notes payable                                                 --                 --            174,610                 --
Fair value of warrants related to notes payable                     --                 --            125,000                 --
Purchase and retirement of treasury stock                           --                 --            (10,643)                --
Purchase of treasury stock                                    (229,000)           (41,760)                --                 --
Sale of treasury stock                                          85,000             11,130             24,334                 --
Net loss                                                            --                 --                 --                 --
                                                       ---------------    ---------------    ---------------    ---------------
Balance, December 31, 1999                                    (144,000)           (30,630)         4,870,257                 --
Stock issued for cash                                               --                 --          1,012,710                 --
Stock issued for services                                           --                 --          1,726,197                 --
Purchase of treasury stock                                     (63,500)           (46,486)                --                 --
Sale of treasury stock                                         142,400             22,542             54,771                 --
Exercise of stock options for notes receivable                      --                 --            220,150                 --
Amortization of discount of convertible preferred stock             --                 --            159,677           (193,427)
Exercise of preferred stock conversion feature                      --                 --            533,678                 --
Issuance of convertible debentures                                  --                 --            263,830                 --
Exchange of preferred stock for convertible debentures              --                 --           (869,678)                --
Intrinsic value of convertible debenture                            --                 --            227,898                 --
De-investment in Wizard Technologies                                --                 --            (59,583)                --
Net loss                                                            --                 --                 --                 --
                                                       ---------------    ---------------    ---------------    ---------------
Balance, December 31, 2000                                     (65,100)           (54,574)         8,139,907           (193,427)
Stock issued for cash                                               --                 --             66,844                 --
Stock issued for services                                           --                 --            412,284                 --
Purchase of treasury stock                                    (251,700)           (16,215)                --                 --
Amortization of discount on convertible debentures                  --                 --            143,875                 --
Stock issued upon debt conversion                                   --                 --            147,008                 --
Net loss                                                            --                 --                 --                 --
                                                       ---------------    ---------------    ---------------    ---------------
Balance, December 31, 2001                                    (316,800)           (70,789)         8,909,918           (193,427)
Stock issued for cash                                               --                 --            229,816                 --
Stock issued for services                                           --                 --            366,301                 --
Purchase of treasury stock                                  (1,400,000)            (8,732)                --                 --
Sale of treasury stock                                         507,800             72,887            (65,058)                --
Exercise of stock options for notes receivable                      --                 --             20,900            (22,000)
Advances to officer                                                 --                 --                 --            (34,300)
Reclass of accrued interest with note receivable                    --                 --                 --            (59,175)
Stock issued upon debt conversion                                   --                 --            348,324                 --
Retroactive application of equity method                            --                 --                 --                 --
  for investment in Biomoda, Inc.                                   --                 --                 --                 --
Net loss                                                            --                 --                 --                 --
                                                       ---------------    ---------------    ---------------    ---------------
Balance, December 31, 2002                                  (1,209,000)            (6,634)         9,810,201           (308,902)
Stock issued for cash                                               --                 --          4,553,055                 --
Stock issued for services                                           --                 --          1,464,845                 --
Purchase of treasury stock                                 (13,250,000)           (61,943)                --                 --
Sale of treasury stock                                       9,950,000             24,846             31,707                 --
Accrued interest on advances to officer                             --                 --                 --             (2,397)
Cancellation of stock issued for note receivable                    --                 --           (241,050)           244,000
Stock issued upon debt conversion, including
   $67,000 of interest                                              --                 --            337,563                 --
Gain on sale of available for sale securities                       --                 --                 --                 --
Net loss                                                            --                 --                 --                 --

Comprehensive loss
                                                       ---------------    ---------------    ---------------    ---------------
Balance, December 31, 2003                                  (4,509,000)           (43,731)        15,956,321            (67,299)
Stock issued for cash                                               --                 --            656,231                 --
Stock issued for services                                           --                 --            207,580                 --
Purchase of treasury stock                                  (9,800,000)           (41,724)                --                 --
Sale of treasury stock                                      14,100,000             48,260                 --                 --
Stock issued upon debt conversion, including
   $166,240 of interest                                             --                 --          1,022,790                 --
Unrealized gain (loss) on marketable securities                     --                 --                 --                 --
Net loss                                                            --                 --                 --                 --

Comprehensive loss
                                                       ---------------    ---------------    ---------------    ---------------
Balance, December 31, 2004                                    (209,000)           (37,195)        17,842,922            (67,299)
Stock issued for cash                                               --                 --         (1,487,526)                --
Purchase of treasury stock                                 (22,205,000)           (15,926)                --                 --
Sale of treasury stock                                       1,804,000             40,461            (39,267)                --
Expense advances to officer, net of accrued interest                --                 --                 --             67,299
Stock issued upon debt conversion                                   --                 --             10,122                 --
Unrealized gain (loss) on marketable securities                     --                 --                 --                 --
Net loss                                                            --                 --                 --                 --

Comprehensive loss
                                                       ---------------    ---------------    ---------------    ---------------
Balance, December 31, 2005                                 (20,610,000)           (12,660)        16,326,251                 --
Stock issued for cash                                               --                 --         (3,017,250)                --
Stock issued for services                                           --                 --            (52,000)                --
Purchase of treasury stock                                 (18,275,000)            (7,684)                --                 --
Unrealized gain (loss) on marketable securities                     --                 --                 --                 --
Net loss                                                            --                 --                 --                 --

Comprehensive loss
                                                       ---------------    ---------------    ---------------    ---------------
Balance, September 30, 2006                                (38,885,000)   $       (20,344)   $    13,257,001    $            --
                                                       ===============    ===============    ===============    ===============

                                                                               Deficit
                                                            Other           Accumulated            Total
                                                        Comprehensive        During the        Stockholders'
                                                            Income        Development Stage   equity (deficit)
                                                        ---------------    ---------------    ---------------
Balance at May 22, 1996 (Inception)                     $            --    $            --    $            --
Stock issued to incorporators for cash                               --                 --             25,000
Stock issued for the net assets of PLZ Tech, Inc.                    --                 --            285,596
Net loss                                                             --            (76,902)           (76,902)
                                                        ---------------    ---------------    ---------------
Balance, December 31, 1996                                           --            (76,902)           233,694
Stock issued for cash and services                                   --                 --            365,001
Net loss                                                             --            (84,690)           (84,690)
                                                        ---------------    ---------------    ---------------
Balance, December 31, 1997                                           --           (161,592)           514,005
Stock issued for cash                                                --                 --          1,292,707
Stock issued for services                                            --                 --            296,470
Stock issued in exchange for note receivable                         --                 --             29,000
Purchase and retirement of treasury stock                            --                 --            (40,385)
Net loss                                                             --           (752,111)          (752,111)
                                                        ---------------    ---------------    ---------------
Balance, December 31, 1998                                           --           (913,703)         1,339,686
Stock issued for cash                                                --                 --            863,783
Stock issued for services                                            --                 --          1,486,414
Intrinsic value of beneficial conversion feature
   of notes payable                                                  --                 --            174,610
Fair value of warrants related to notes payable                      --                 --            125,000
Purchase and retirement of treasury stock                            --                 --            (11,132)
Purchase of treasury stock                                           --                 --            (41,760)
Sale of treasury stock                                               --                 --             35,464
Net loss                                                             --         (2,765,862)        (2,765,862)
                                                        ---------------    ---------------    ---------------
Balance, December 31, 1999                                           --         (3,679,565)         1,206,203
Stock issued for cash                                                --                 --          1,013,493
Stock issued for services                                            --                 --          1,730,152
Purchase of treasury stock                                           --                 --            (46,486)
Sale of treasury stock                                               --                 --             77,313
Exercise of stock options for notes receivable                       --                 --            222,000
Amortization of discount of convertible preferred stock              --                 --            (33,750)
Exercise of preferred stock conversion feature                       --                 --            542,878
Issuance of convertible debentures                                   --                 --            263,830
Exchange of preferred stock for convertible debentures               --                 --           (869,679)
Intrinsic value of convertible debenture                             --                 --            227,898
De-investment in Wizard Technologies                                 --                 --            (59,583)
Net loss                                                             --         (3,827,873)        (3,827,873)
                                                        ---------------    ---------------    ---------------
Balance, December 31, 2000                                           --         (7,507,438)           446,396
Stock issued for cash                                                --                 --             68,227
Stock issued for services                                            --                 --            422,745
Purchase of treasury stock                                           --                 --            (16,215)
Amortization of discount on convertible debentures                   --                 --            143,875
Stock issued upon debt conversion                                    --                 --            154,073
Net loss                                                             --         (1,985,142)        (1,985,142)
                                                        ---------------    ---------------    ---------------
Balance, December 31, 2001                                           --         (9,492,580)          (766,041)
Stock issued for cash                                                --                 --            545,661
Stock issued for services                                            --                 --            482,069
Purchase of treasury stock                                           --                 --             (8,732)
Sale of treasury stock                                               --                 --              7,829
Exercise of stock options for notes receivable                       --                 --                 --
Advances to officer                                                  --                 --            (34,300)
Reclass of accrued interest with note receivable                     --                 --            (59,175)
Stock issued upon debt conversion                                    --                 --            427,020
Retroactive application of equity method                             --                 --                 --
  for investment in Biomoda, Inc.                                    --            (97,674)           (97,674)
Net loss                                                             --         (1,285,830)        (1,285,830)
                                                        ---------------    ---------------    ---------------
Balance, December 31, 2002                                           --        (10,876,084)          (789,173)
Stock issued for cash                                                --                 --          6,030,815
Stock issued for services                                            --                 --          1,832,095
Purchase of treasury stock                                           --                 --            (61,943)
Sale of treasury stock                                               --                 --             56,553
Accrued interest on advances to officer                              --                 --             (2,397)
Cancellation of stock issued for note receivable                     --                 --                 --
Stock issued upon debt conversion, including
   $67,000 of interest                                               --                 --            658,393
Gain on sale of available for sale securities                    17,449                 --             17,449
Net loss                                                             --         (3,900,959)        (3,900,959)
                                                                                              ---------------
Comprehensive loss                                                                                 (3,883,510)
                                                        ---------------    ---------------    ---------------
Balance, December 31, 2003                                       17,449        (14,777,043)         3,840,833
Stock issued for cash                                                --                 --          1,119,031
Stock issued for services                                            --                 --            254,780
Purchase of treasury stock                                           --                 --            (41,724)
Sale of treasury stock                                               --                 --             48,260
Stock issued upon debt conversion, including
   $166,240 of interest                                              --                 --          1,125,790
Unrealized gain (loss) on marketable securities                 (27,140)                --            (27,140)
Net loss                                                             --         (5,048,067)        (5,048,067)
                                                                                              ---------------
Comprehensive loss                                                                                 (5,075,207)
                                                        ---------------    ---------------    ---------------
Balance, December 31, 2004                                       (9,691)       (19,825,110)         1,271,763
Stock issued for cash                                                --                 --          1,147,174
Purchase of treasury stock                                           --                 --            (15,926)
Sale of treasury stock                                               --                 --              1,194
Expense advances to officer, net of accrued interest                 --                 --             67,299
Stock issued upon debt conversion                                    --                 --             31,122
Unrealized gain (loss) on marketable securities                 174,480                 --            174,480
Net loss                                                             --         (2,055,779)        (2,055,779)
                                                                                              ---------------
Comprehensive loss                                                                                 (1,881,299)
                                                        ---------------    ---------------    ---------------
Balance, December 31, 2005                                      164,789        (21,880,889)           621,327
Stock issued for cash                                                --                 --          1,012,750
Stock issued for services                                            --                 --             13,000
Purchase of treasury stock                                           --                 --             (7,684)
Unrealized gain (loss) on marketable securities                (238,321)                --           (238,321)
Net loss                                                             --         (1,675,874)        (1,675,874)
                                                                                              ---------------
Comprehensive loss                                                                                 (1,914,195)
                                                        ---------------    ---------------    ---------------
Balance, September 30, 2006                             $       (73,532)   $   (23,556,763)   $      (274,802)
                                                        ===============    ===============    ===============

                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 AND FOR THE PERIOD
            FROM MAY 22, 1996 (INCEPTION) THROUGH SEPTEMBER 30, 2006
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                                                                May 22, 1996
                                                                                                                 (Inception)
                                                                                                                   Through
                                                                                                                 September 30,
                                                                                      2006            2005           2006
                                                                                 ------------    ------------    ------------
Cash flows from operating activities:
     Net loss                                                                    $ (1,675,874)   $ (1,867,452)   $(23,556,763)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
        Intrinsic value of conversion features                                             --              --         610,603
        Write off of organization costs/goodwill                                           --              --          63,020
        Extraordinary loss                                                                 --              --         189,280
        Inventory write off                                                                --              --          29,293
        Amortization of discount on convertible notes and
          preferred stock                                                                  --              --         295,209
        (Gain) loss on marketable securities                                           76,169         (21,177)        119,998
        Loss on disposal of assets                                                         --              --           3,520
        Loss on investment in Biomoda, Inc.                                                --              --         289,750
        Issuance of common stock for services                                          13,000              --       6,517,726
        Issuance of Biomoda common stock and options for services                      (3,967)             --         161,033
        Issuance of notes payable for services                                             --              --          50,000
        Exchange of investment securities for services                                163,350         275,428         316,778
        Increase in excess of costs and earnings over billings
        on uncompleted contract                                                            --              --      (2,050,000)
        Increase in allowance for loss on contract                                         --              --       2,050,000
        Loss (Gain) on extinguishment of debt                                              --              --         556,088
        Interest accrued on convertible debentures                                         --           2,495         317,985
        Interest earned on note receivable from stockholder and
          related parties                                                                  --              --         (17,823)
        Depreciation and amortization                                                  35,204          39,301         751,371
        Bad debt expense                                                                   --              --          15,000
        Asset impairment                                                                   --              --         592,884
        Other non-cash expenses                                                            --              --          34,923
        Expense advances to officer                                                        --              --          67,299
        Gain on forgiveness of debt to officer                                             --              --         (51,351)
     Changes in operating assets and liabilities:
        Decrease (Increase) in other current assets                                     3,195          (3,333)        (15,824)
        Decrease in inventory                                                              --              --         (35,293)
        (Decrease) Increase in accounts payable and accrued expenses                   61,126         146,911         298,286
                                                                                 ------------    ------------    ------------
     Net cash used in operating activities                                         (1,327,796)     (1,427,827)    (12,397,007)
                                                                                 ------------    ------------    ------------

Cash flows from investing activities:
     Purchases of property and equipment                                               (3,733)         (3,780)       (525,593)
     Additions to Patent, trademark and license fee, net of extraordinary gain             --         (41,460)       (114,878)
     Investment in restricted cash                                                       (100)             --            (100)
     Investment in GenoMed                                                                 --              --        (921,478)
     Proceeds from sale of GenoMed                                                    254,025          76,949         438,071
     Investment in Biomoda, Inc.                                                           --              --        (383,845)
     Proceeds from sale of Biomoda, Inc. stock                                             --              --          28,930
     Advances to Biomoda, Inc.                                                             --              --         (38,432)
     Advances from shareholders                                                            --              --          14,009
     Sale of marketable securities                                                         --              --         192,787
     Purchases of marketable securities                                                (5,126)             --        (650,460)
     Cash of variable entity on consolidation                                              --              --             155
     Increase in notes receivable                                                      (7,836)         (3,816)        (62,242)
     Purchase of other assets                                                              --              --        (245,579)
                                                                                 ------------    ------------    ------------
     Net cash provided by (used in) investing activities                              237,230          27,893      (2,268,655)
                                                                                 ------------    ------------    ------------

Cash flows from financing activities:
     Principal repayments on notes payable and capital leases                              --         (25,000)       (308,346)
     Proceeds from notes payable                                                           --              --         622,776
     Issuance of common stock for cash                                              1,012,750         935,000      13,483,641
     Issuance of Biomoda common stock for cash                                             --              --          60,000
     Advances from Biomoda stockholders                                                11,688              --          11,688
     (Increase) decrease in note receivable stockholder                                    --          11,695          (5,422)
     Proceeds from sale of treasury stock                                                  --           1,195         226,613
     Purchase of treasury stock                                                        (7,684)         (3,266)       (281,987)
     Proceeds from issuance of convertible debt                                            --              --       1,270,965
     Principal repayments on convertible debt                                              --              --        (395,560)
     Increase in common stock subscribed                                               30,000              --          30,000
                                                                                 ------------    ------------    ------------
     Net cash provided by financing activities                                      1,046,754         919,624      14,714,368
                                                                                 ------------    ------------    ------------

Net (decrease) increase in cash                                                       (43,812)       (480,310)         48,706

Cash at beginning of period                                                            92,518         612,652              --
                                                                                 ------------    ------------    ------------
Cash at end of period                                                            $     48,706    $    132,342    $     48,706
                                                                                 ============    ============    ============

Supplemental disclosure of cash flow information - Cash paid during the year for:
        Interest                                                                 $         --    $         --
                                                                                 ============    ============
        Income taxes                                                             $         --    $         --
                                                                                 ============    ============
Non-cash transactions:
     Unrealized gain (loss) on marketable securities                             $   (238,321)   $    174,480

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.      BASIS OF PRESENTATION:

The management of Advanced Optics Electronics, Inc. ("ADOT") without audit has prepared the condensed consolidated financial statements included herein. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of management, all adjustments considered necessary for fair presentation of the condensed financial statements have been included and were of a normal recurring nature, and the accompanying condensed consolidated financial statements present fairly the financial position as of September 30, 2006, the results of operations for the three and nine month periods and cash flows for the nine month periods ended September 30, 2006 and 2005.

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

The accompanying consolidated financial statements have been prepared assuming ADOT will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2006, ADOT has accumulated deficit of $23,556,763. ADOT's total liabilities exceeded the total assets by $274,802. These factors, among others, raise substantial doubt about ADOT's ability to continue as a going concern.

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

On January 8, 2004, ADOT entered into a Stock Sale Agreement (the "Agreement") with GenoMed, Inc., a Florida corporation ("GenoMed") whereby ADOT purchased approximately 33,300,000 shares of restricted common stock of GenoMed for $900,000 in cash, representing approximately 17.9% of the total outstanding shares of GenoMed immediately after the execution of the Agreement. ADOT has accounted for this investment under the cost method as it cannot exercise significant influence over the operating and financial policies of GenoMed. As of January and February, 2005, these shares become free trading shares. At September 30, 2006, ADOT held 9,156,821 of these shares. Of these, 6,400,000 shares were held as collateral securing payment of a settlement. See note 9 below.

Following is a summary of marketable securities classified as available for sale as of September 30, 2006 and December 31, 2005:

                                                                                    UNREALIZED
                                          COST BASIS          FAIR VALUE            GAIN (LOSS)
                                       ----------------    -----------------    ------------------
At September 30, 2006:
Marketable securities-Common stock      $  248,820          $  175,288             $  (73,532)

At December 31, 2005:
Marketable securities-Common stock      $  737,238          $  902,027             $  164,789


Available-for-sale securities consist of securities in GenoMed and are carried at fair value with the unrealized gain or loss, net of tax, reported in accumulated other comprehensive income. The fair value of marketable securities was determined based on available market information. During the nine months ended September 30, 2006, ADOT transferred 4,950,000 shares valued at $163,350 to consultants in exchange for services.

4.      STOCK BASED COMPENSATION

On January 1, 2006 ADOT adopted SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. However, at September 30, 2006, there were no instruments remaining which were subject to the pronouncement.

5.      VARIABLE INTEREST ENTITY - BIOMODA, INC.

At September 30, 2006, ADOT owned approximately 1,192,000 or 16.59% of the 7,187,282 outstanding shares of Biomoda, Inc. ("Biomoda"), a development stage company involved in the development of technology for the early detection of lung cancer. In addition, two of ADOT's officers own approximately 12%, collectively, of Biomoda's outstanding shares. Further, ADOT subleases office space and lab equipment to Biomoda and two of ADOT's officers are also officers of Biomoda. Finally, ADOT has been the sole source of funding to Biomoda since 2002 through advances made under a line of credit agreement. Such advances totaled $1,862,660 at September 30, 2006 and ADOT has recorded interest income on advances of $161,766. These amounts have been eliminated in consolidation. ADOT is considered the primary beneficiary as it stands to absorb the majority of the VIE's expected losses. Since Biomoda and ADOT are considered entities under common control, ADOT measures the assets and liabilities of Biomoda at their carrying amounts in consolidation.

--------------------------------------------------------------------------------
                        ADVANCED OPTICS ELECTRONICS, INC.
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

As of September 30, 2006, ADOT has consolidated Biomoda's balance sheet and its results of the operations for the quarter then ended in the accompanying financial statements. Biomoda has a stockholders' deficit at September 30, 2006. General creditors of Biomoda have no recourse against ADOT. From inception through September 30, 2006, Biomoda has generated no revenues.

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

6.      RELATED PARTY TRANSACTIONS

As of September 30, 2006, ADOT had advances of approximately $161,000 payable to two of its stockholders. Such advances historically bore interest at 10% per annum. Interest expense was approximately $12,000, $12,000 and $94,000 for the six month periods ended September 30, 2006 and 2005 and for the period from inception through September 30, 2006, respectively.

7.      STOCKHOLDERS' EQUITY

Common Stock
------------

During the nine months ended September 30, 2006, ADOT issued 4,030,000,000 shares of common stock for cash of $1,012,750 and issued 65,000,000 shares of common stock for services, which were valued at approximately $13,000 (based on the closing market price on the date of grant, which approximated $0.0002 per share). ADOT recorded such amounts in the accompanying statement of operations. There were no stock options granted during the nine month periods ended September 30, 2006 and 2005.

8.      SEGMENTS

ADOT has two reportable segments consisting of (1) producing and selling large-scale flat panel displays for outdoor advertising billboards and its color identifier for the vision impaired; (2) early cancer detection technology. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The following is information for ADOT's reportable segments for the nine months ended September 30 (in thousands):


                                             2006                                               2005
                        ------------------------------------------------      -----------------------------------------
                        ADOT          Biomoda     Unallocated      Total       ADOT     Biomoda     Unallocated    Total
Revenue                 $  -           $   -          $   -       $    -      $    -     $   -         $   -      $    -
Loss on Operations       931             667              -        1,598       1,520       377             -       1,867
Depreciation
    and amortization      20              15              -           35          24        15             -          39
Interest expense           5              76              -           20           3        64             -          40
Capital expenditure        -               -              -            -           4        41             -          45
Net Loss                $949            $727          $   -       $1,676      $1,520     $ 441         $   -      $1,867


9.      SETTLEMENT OF CLAIM

ADOT joined Biomoda and settled a lawsuit that they and two other plaintiffs had filed against a former employee of Biomoda. A gain of $16,064 was the result of a settlement of a declaratory action filed in 2005 by Biomoda, as plaintiff and others against a former employee of Biomoda. A settlement in June, 2006 required the defendant and the defendant's spouse to transfer 60,000 shares of Biomoda's common stock to Biomoda. The settlement also required that the former employee accept $80,000 out of $96,064 that had been accrued for the defendant former employee. At October 2, the remaining balance to be paid to the defendant former employee was $40,000, payable $10,000 per month without interest.

In order to enable Biomoda to achieve this non-recurring gain and acquire 60,000 of its shares for $50,000, ADOT allowed 6,400,000 shares of GenoMed, Inc. that ADOT holds as an investment to be held by ADOT's attorneys as collateral to secure the payment of the remaining balance of the settlement.

10.    SUBSEQUENT EVENTS

On October 30, 2006, ADOT increased the number of authorized common shares to 12,000,000,000 shares.

From October 1, 2006 through November 14, 2006, 1,040,000,000 shares were issued for cash in the amount of approximately $136,500.

On October 23, 2006, Biomoda issued 1,806,471 shares of its common stock to convert $1,535,500 of debt to ADOT.

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

                                    OVERVIEW

General
-------

Advanced Optics Electronics, Inc. (the "Company", "us", "we", or "ADOT") (ADOT-OTC BB)was organized as a Nevada corporation on May 22, 1996. On November 7, 1996, the Company acquired the business and patents of PLZTech, a company involved in the development of flat panel displays.

Company Overview
----------------

We are a developmental stage technology company with our primary focus on the development, production and sales of our large-scale flat panel displays, which utilize our technology. We are currently continuing our research, development, prototyping, and manufacturing of our products and the underlying technology. We are in the process of making the transition from a developmental stage company to producing and selling our product line. We plan to focus on producing and selling our large-scale flat panel displays for the outdoor advertising billboard industry. In addition, there are other markets and applications that represent opportunities for additional sources of business, and we are beginning to explore these markets and applications, such as e-cinema, lighting sources, stadium and sports applications and systems, control and status monitoring.

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

Our operating activities have related primarily to the initial planning and development of our product . We have completed, tested, and measured the performance of our prototype and are in the development of our production model.

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


Our operating expenses have increased significantly since our inception. This is due to increased engineering and management staff and investments in operating infrastructure. Since our inception we have incurred significant losses and, as of September 30, 2006, had a deficit accumulated during the development stage of $23,556,763.

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

Biomoda's current intention regarding regulatory strategy, is to initiate product introductions via an ASR registration and potentially migrate up the regulatory spectrum as markets dictate.

RESULTS OF OPERATIONS

There are no explicit plans to hire additional personnel at this time but, from time to time, the Company expects to hire additional personnel in order to carry out its business strategy.

Comparison of the Periods Ended September 30, 2006 and 2005
-------------------------------------------------------------------

Research and development expenses consist primarily of consulting fees associated with the development and enhancement of our flat panel displays. These expenses increased to $385,027 in the nine month period ended September 30, 2006 from $361,342 and decreased to $110,487 from $131,962 in the third quarter for the same periods in 2005. This significant change is the result of increased personnel and outside consulting costs for Biomoda.

Continued investment in product development is critical to attaining our strategic objectives and, as such, we expect product development expenses to increase significantly in future periods. We expense product development costs as they are incurred.

General and administrative expenses consist of expenses for facilities, professional services, travel, general corporate activities, and depreciation and amortization of equipment and leasehold improvements. General and administrative costs decreased to $285,140 in the third quarter of 2006 from $324,585 and to $994,033 from $1,431,715 year to date in the prior year. The primary reason for the decrease is significantly lower shareholder relations expense. The costs associated with being a publicly traded company and potential future strategic acquisitions will also be a contributing factor to increases in this expense.

Biomoda, Inc.
-------------

Biomoda, Inc. is relying on a bridge financing arrangement with Advanced Optics Electronics, Inc. Biomoda is currently leasing Laboratory equipment from Advanced Optics Electronics, Inc. on a month to month basis and intends to purchase this equipment when adequate funds are raised.

Biomoda has recorded no revenue from its inception through September 30, 2006. The accumulated deficit is $3,828,587. In 2006, the net loss for the nine month period ended September 30 was $727,342 compared to $440,972 in 2005. The loss from operations was $666,947 in 2006 and $377,264 in 2005. Most of its expense is related to product development. Product development expenses consist primarily of personnel expenses, consulting fees and lab expenses. Research development and technical costs were $369,602 in 2006 and $229,691 in 2005. Biomoda believes, however, that continued investment in product development is critical to attaining its strategic objectives and, as a result, expect product development expenses to increase significantly in future periods. Biomoda expenses product development costs as they are incurred.

General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel and general corporate activities. General and administrative costs were $166,581 in 2006 and $97,499 in 2005. Biomoda expects general and administrative costs to increase in the future as its business matures and develops.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through the private placement of equity securities and the issuance of convertible debentures. As of September 30, 2006, we have raised such net proceeds of approximately $23,000,000.

The Company's holding in Biomoda may provide additional liquidity. The Company's direct ownership of Biomoda, as of September 30, 2006 was approximately 16.59%. Two officers of ADOT are also securities holders of Biomoda in addition to the ADOT ownership. It is anticipated that a public market for Biomoda's securities will be established in early 2007. Because a market for Biomoda's shares has not been established, the potential value of the Company's investment cannot be measured. Consequently, there can be no assurance that if the Company were to sell such investment that it would be able to on terms favorable to the Company or for the initial offering price. Factors such as dilution, and a lack of a market may be encountered.

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

During the first nine months of 2004, we purchased 33,300,000 restricted shares under Rule 144 of GenoMed, Inc., which represented approximately 17.6% of the outstanding shares of GenoMed, Inc. At September 30, 2006, the Company held 9,156,821 shares, of which 6,400,000 shares were held as collateral to secure payment by the Company of its obligation pursuant to an agreement to settle a claim. GenoMed is a publicly traded biotech company working in genomics based disease management.

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

Research and development expenditures were approximately $385,000 in the first nine months of 2006. Funds for operations, research and development and capital expenditures were provided from the sale of securities and cash reserves.

Marketable Securities Portfolio
-------------------------------

As of September 30, 2006, the Company had a marketable securities portfolio valued at $175,288. The Company is actively pursuing potential financing options as it looks to secure additional funds to both stabilize and grow its business operations. Management will review any financing options at its disposal and will judge each potential source of funds on its individual merits. There can be no assurance that the Company will be able to secure additional funds from debt or equity financing, or if it can, that it will be on terms favorable to the Company or existing stockholders.

There are no expected purchases or sales of significant equipment.

Management believes that inflation has not had a material effect on the Company's results of operations.

Biomoda, Inc.
------------

Biomoda's total assets are $227,735 at September 30, 2006. Of this, $217,638 is patent costs, net of accumulated amortization of $84,288. Its liabilities of $2,689,593 primarily consist of its debt to Advanced Optics of $2,034,426 and payables and accrued liabilities of $464,476. Stockholders' deficit as of September 30, 2006 is $3,828,587.

Since inception, Biomoda has funded operations primarily through private placement of equity securities to third parties and to ADOT and loans from Advanced Optics Electronics, Inc. As of September 30, 2006 it had raised net proceeds of approximately $3,410,000, of which approximately $2,034,000 was loaned by ADOT. On May 1, 2002, Biomoda entered into a line of credit agreement (the "Agreement") with Advanced Optics Electronics, Inc., an affiliated entity, ("Advanced Optics") with an annual interest rate of 5%. On May 1, 2003 the agreement was extended.

Biomoda had cash flows of $10 for the nine months ended September 30, 2006 resulting from $571,748 used in Biomoda's operating activities, $3,833 used in investing activities and $575,591 of cash provided by financing activities. Cash used in operating activities for the nine months ended September 30, 2006 was primarily due to $666,947 in operating expenses, of which $166,581 is General and Administrative, $369,602 is Research and Development and $101,035 is professional fees. Cash provided by financing activities for the three months was due primarily to the proceeds from a line of credit from Advanced Optics

Biomoda has been in the development stage since it began operations on January 3, 1990 and has not generated any revenues from operations and there is no assurance of any future revenues. As of September 30, 2006, Biomoda had accumulated deficit of approximately $3,829,000 and a working capital deficit of approximately $2,686,000. In addition, Biomoda did not generate any cash from operations and had no cash reserve dedicated to fund expenditures. These factors create an uncertainty as to Biomoda's ability to continue as a going concern.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the nine months ended September 30, 2006 that have materially affected or are reasonably likely to materially affect these controls. The Company, however, is evaluating changes to its existing controls or adding controls to improve the design effectiveness of its system.

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

ITEM 2.  CHANGES IN SECURITIES

Common Stock
-----------

As of  September  30,  2006,  the status of the common stock of the Company was:
11,000,000,000   shares   authorized  and   10,118,836,349   shares  issued  and
outstanding.

During the nine month period ended September 30, 2006, the Company issued 4,030,000,000 shares for cash of $1,012,750 and 65,000,000 shares of common stock for services valued at $13,000.

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


Dated:    November 14, 2006

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