Form 10KSB
period 2006-12-31
ADVANCED OPTICS ELECTRONICS INC
filed 2007-04-17
CIK 1020657

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006
Commission file No. 0-24511

ADVANCED OPTICS ELECTRONICS, INC.
(Name of small business issuer in its charter)

NEVADA	88-0365136
(State of incorporation)	(IRS Employer Identification No.)

8301 Washington NE, Suite 5, Albuquerque, New Mexico 87113
(Address of principal executive offices including zip code)

Issuer’s telephone number, including area code:	(505) 797-7878

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common Stock, $.001 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the company is a shell company (as defined in Rule 12-b2 of the Exchange Act) Yes ☐ No ☒

The issuer’s revenues for its most recent fiscal year were $0.

The aggregate market value of the voting stock held by non-affiliates of the issuer on April 16, 2007 was approximately $3,230,364 based upon the closing price of such stock on that date of approximately $ 0.0002. The number of issuer’s shares of Common Stock outstanding including shares issued to affiliates as of April 16, 2007 was 16,163,877,749.

Transitional Small Business Disclosure Format (check one): Yes  ☐ No ☒

Forward Looking Statements
PART I

Forward - Looking Statements

This Form 10-KSB contains forward-looking statements about the business, financial condition and prospects of the Company that reflect assumptions made by management and management’s beliefs based on information currently available to it. The Company can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, the Company’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within the Company’s control and that may have a direct bearing on operating results include, but are not limited to, the acceptance by customers of the Company’s products, the Company’s ability to develop new products cost-effectively, the ability of the Company to raise capital in the future, the development by competitors of products using improved or alternative technology, the retention of key employees and general economic conditions.

There may be other risks and circumstances that management is unable to predict. When used in this Form 10-KSB, words such as, “believes,” “expects,” “intends,” “plans,” “anticipates” “estimates” and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

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

Industry Background

Our flat panel displays fit into a growing niche that is part of the broad visual communications market, which includes printing, photography, television, billboard, etc. In particular, our flat panel displays fit within the billboard sub-category of the broad visual communications market. Billboards include various niches commonly identified as painted signs, architectural signage, electric signs, programmable signs and large video displays. According to the Outdoor Advertising Association of America, outdoor advertising was a $6.8 billion industry in 2006, which was 8% higher than the previous year. The billboard segment of the outdoor advertising market represents 64% of total outdoor expenditures and topped $4.34 billion in 2006. We believe that the advantages of our flat panel displays for the outdoor advertising billboard industry will be significant. Our flat panel displays have the benefit in comparison to traditional printed billboards of providing dynamic, eye-catching ads and rapid change of display images from a remote site. Billboard companies could benefit by increasing revenues per sign by being able to sell the same space to different advertisers at different times during the day, with the ability to immediately access and change each sign via the remote site. Advertisers could benefit substantially because they would be able to reach their target audience with greater precision.

The market for our color recognition optical device, (“Color-Chek”) is the population of the visually impaired, industrial manufacturing and in thermal imaging applications for the military. We plan to initially focus on the visually impaired. The company’s unique and novel conception and implementation of hardware and firmware determines the color optically and expresses the results with vocal responses. The company will establish marketing arrangements for the distribution to retail locations after a supply has been manufactured and inventoried.

Strategy

After conducting extensive research in various industries, including laptop computers, high definition televisions and outdoor advertising billboards to determine which market would be best suited for producing and selling products utilizing our technology, we decided to concentrate our complete attention and efforts on marketing to the outdoor electronic advertising billboard industry. According to the Outdoor Advertising Association of America, advertising space was sold on approximately 372,000 billboards in 2006. Our goal is to create a line of products utilizing our technology that is scalable both in terms of size and resolution to meet a wide range of requirements related to potential customers’ economics, billboard locations and intended use.

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

Customers

Panels

According to the Outdoor Advertising Association of America, there were approximately 173,000 30-sheet billboards that measure approximately 12 feet by 24 feet and approximately 30,000 8-sheet billboards that measure approximately 6 feet by 12 feet in the United States in 2006. We believe that many of these billboards represent potential retrofit sites for the installation of our flat panel displays.

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

We believe that the technologies that we have developed are superior to other existing technologies when combining the issues of brightness, image quality and cost required for electronic billboards. Other existing technologies that we compete with include:

•	Low resolution devices which have a grainy picture and do not allow certain colors to be viewed in direct sunlight and have a high initial cost;

•	Incandescent bulbs that are high maintenance and offer poor graphics;

•	Electromechanical systems that have poor image qualities and limited colors; and

•	CRT’s and passive LCD’s that have a long useful life and an existing manufacturing base, but are expensive to produce.

We believe that our flat panel displays utilizing our display technology offers numerous advantages and features in comparison to the existing products of our competitors currently available, including:

•	The brightest electronic billboard display at 35,000 nits and the widest viewing angle;

•	The smallest dot pitch for outdoor large-scale displays at eight millimeter dot pitch, providing high definition television picture quality;

•	24-bit true color and full motion video at up to 120 frames per second;

•	Broadcast and simulcast applications including real-time live video and streaming video feeds with operation from a remote site;

•	Use of digital visual interface, or DVI, industry standard protocol for high speed data linking and digital video interfacing;

•	Satellite linkage for the ability to operate multiple flat panel displays from a single remote site;

•	Modular assembly in one meter increments for scaleable and shapeable architectures and ease of transportability for mobile operations and use; and

•	Weather resistance for outdoor applications and a continual use life of at least five years.

Color-Chek

There are a number of competitors in the optical recognition to speech device market. At least 11 of these companies have products on the market currently with several more that have announced plans to release products in the next few years. All of the competitors products are more expensive and in some cases less functional that the Company’s product Color-Chek.

Intellectual Property and Other Proprietary Rights (Status)

Advanced Optics holds the following patent:

•  Patent #5,198,920 relating to a Transverse Pixel Formation for Spatial Light Modulator..

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

Research and Development Activities

In the year ended December 31, 2006, $ 502,222 was spent on research and development activities. In 2005 $422,707 was spent on research and development activities. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to increase significantly in future periods. We expense product development costs as they are incurred.

Employees

As of December 31, 2006, the Company has 6 full-time employees. The Company also contracted with other personnel and subcontractors for various projects on an as-needed basis. The Company hired a full time controller in 2005 in order to support our efforts in meeting new reporting requirements. There are no explicit plans to hire additional personnel at this time but, from time to time, the Company expects to hire additional personnel in order to carry out its business strategy.

The Company files annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and proxy and information statements and amendments to reports files or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC’s Public Reference Room at 450 Fifth St NW, Washington, DC 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company and other companies that file materials with the SEC electronically. The Company’s main office is located at 8301 Washington St NE, Suite 5, Albuquerque, NM 87113. The Company’s phone number at that address is 505-797-7878.

Biomoda

Beginning with its 2005 annual report on form 10-KSB, the Company has consolidated its financial statements with Biomoda, Inc.’s (Biomoda) in accordance with FIN 46, which became effective for years ending after December 15, 2004. The nature of Biomoda's business is substantially different from that of Advanced Optics Electronics, Inc. More information about Biomoda is available in Biomoda's 2006 10-KSB which is accessible from the SEC website. The SEC website (http://www.sec.gov) contains reports and information statements and other information regarding Biomoda and other companies that file materials with the SEC electronically.

Biomoda’s plan for the next twelve months is to verify and refine its assay, design its kit, prepare for clinical studies, and initiate a dialogue with the FDA relative to our approval submission. Biomoda is relying on a bridge financing arrangement with Advanced Optics Electronics, Inc., an affiliated public company. Biomoda is currently leasing Laboratory equipment from Advanced Optics Electronics, Inc. on a month-to-month basis and intends to purchase this equipment when adequate funds are raised. Its initial product is a diagnostic test for lung cancer that will be performed out of body by using a sputum sample from the patient. The test does not require any invasive sample taking. The sample will be sent to a clinical lab where a procedure will be performed to determine the presence, or not, of lung cancer or precancerous cells. The diagnostic test can be used for other cell samples and the intent is to create and market products to diagnose and screen for other prevalent cancers such as cervical, bladder, and colorectal. Management has determined that the initial markets will be among the developed nations of Europe, North America, and Japan. We are also pursuing markets in India, Russia, and Eastern Europe. This has been determined on the basis of available healthcare delivery and payer infrastructure. Japan is leading the world in this area and has instituted a nationwide lung cancer-screening program.

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

ASR: This is the FDA designation for Analyte Specific Reagent. There are generally two classes: Class I & Class II. Class I is considered to the lowest risk. Biomoda’s ASR product is a Class I and only requires registration and meeting the FDA standards. This product is viewed as a component for a assay developed in-house by Medical Reference Laboratories.

510K: This is the FDA designation for approvals that are based on “Substantial Equivalence” with previously approved products and does require approval prior to marketing. There are generally three classes: Class I, Class II, & Class III. Depending on the indication established with the FDA, Biomoda’s product will either be Class I or Class II, if Biomoda proceeds with this product approval route. This product will be a kit developed to determine the presence of abnormal cells in a body fluid sample.

PMA: This is the FDA designation for approvals for new product indications (no Substantial Equivalence) and does require approval prior to marketing. There are generally two classes: Class II, & Class III. If Biomoda proceeds with this approval route, Biomoda’s expects this product to be Class III due to indication of diagnostic for a specific cancer.

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

The timing of regulatory filings and approvals, if any, for the Company’s products are made less certain by the Company’s strategy of seeking one or more collaborative arrangements with development and marketing partners, which may require that a collaborative partner be responsible for seeking and obtaining regulatory approvals either in foreign countries or in the U.S. Biomoda intends to market its products throughout the world. There are numerous regulatory agencies that regulate the sale of diagnostic and therapeutic products, and these agencies may be affected or influenced by criteria materially different than those of the FDA. The sale of Biomoda’s products may be materially affected by the policies of these regulatory agencies or the domestic politics of the countries involved. Biomoda has not applied for and does not now have the approval of any foreign country to sell its products for diagnostic or therapeutic use.

Biomoda's lung cancer product validation is projected to be complete by year-end and a contract manufacturing relationship is projected to be established by year-end. Based on these benchmarks, ASR registration and product listing can be completed by that time also. At that juncture reagent sales can begin. This is estimated to cost an additional $600,000.

Class I/II 510K can be completed as judged appropriate for the business and will require approximately 6 to 9 months effort to prepare documentation and receive FDA approval. During that time kit manufacturing can be initiated. Partial funding will be provided from reagent sales revenue. It is estimated additional funding of $400,000 will be required.

PMA will require clinical studies to be completed and will be initiated when it is viewed as appropriate for the business This will require on the order of 18 months to plan, execute, and document. During that time kit manufacturing can be initiated. FDA approval will require 6 to 9 months. Partial funding will be provided from reagent sales. It is estimated additional funding of a minimum of $2 to $3 million will be required

Biomoda's current intention regarding regulatory strategy is to initiate product introductions via an ASR registration and potentially migrate up the regulatory spectrum as markets require.

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

ITEM 3. LEGAL PROCEEDINGS

In December 2004, the Company and another entity filed a lawsuit in the State of New Mexico and a companion lawsuit in the State of Nevada against several individuals (“the Defendants”) seeking to recover $13,500,000 for damages and injunctive relief arising out of the intentionally tortuous conduct of the Defendants which the Company asserted was responsible for irreparable damage to the Company, its Shareholders and the price of the Company’s openly traded securities.

In April 2005 the Company was awarded damages in the sum of $13,500,269 as a result of a two separate judgments against two of the three Defendants in the above referenced litigation.  The Court’s order also provides that the Defendants must pay the Company an additional $905,794 as pre-judgment interest.

The Defendants published thousands of false and defamatory statements, including vitriolic attacks on management of the Company and Biomoda, in a manner intended to cause direct harm to the Company and the Company’s co-Plaintiff. These statements were published on public chat rooms, such as Raging Bull, as well as various Blogs.

Although negotiations are underway to allow the Defendants to commence making payments in exchange for a reduction of the overall sum owed to the Company, ranging from fifty percent to sixty-two percent, the Company has nevertheless not accounted for the now $14,000,000+ judgment, or any portion of it, because the amount to be collected is still uncertain.  To be conservative, the Company has assigned a zero value to this asset at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock began trading on the NASDAQ Bulletin Board Market (“OTC”) under the symbol “ADOT” during the first quarter of 1997. Prior to that time the stock was not listed or traded on any organized market system. The holders of the Company’s Common Stock are entitled to one vote per share. The Common Stock holders do not have preemptive rights to purchase, subscribe for, or otherwise acquire any shares of Common Stock.

The table below sets forth the high and low bid prices for the Common Stock for each quarter within the last two fiscal years as reported by Prophet Financial Systems. These over-the-counter market quotations may reflect inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Common Stock Bid
	High	Low
Fiscal 2006:
1st Quarter	$.0012	$.0002
2nd Quarter	.001	.0004
3rd Quarter	.0005	.0003
4th Quarter	.0003	.0002
Fiscal 2005:
1st Quarter	.002	.001
2nd Quarter	.001	.0005
3rd Quarter	.001	.0002
4th Quarter	.001	.0002

As of December 31, 2006 the Company estimates that there were approximately 10,000 shareholders and the closing price of the Company's common stock was $.0002. The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the near future.

Penny Stock

Until the Company’s shares qualify for inclusion in the NASDAQ system, the public trading, if any, of the Company’s Common Stock will be on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price, of the Common Stock offered. The Company’s Common Stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock rule.” Section 15(g) sets for the certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines “penny stock” to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If the Company’s Common Stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. “Accredited investors” are persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt the rules require the delivery, prior to the first transaction of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information to the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealer to trade and/or maintain a market in the Company’s Common Stock and may affect the ability of the Company’s shareholders to sell their shares.

Recent Sales of Unregistered Securities

During the year ended December 31, 2006, the Company issued 6,110,000,000 shares for cash of $1,280,500 and 65,000,000 shares of common stock for services valued at $13,000.

As of December 31, 2006, the status of the common stock of the Company was: 13,000,000,000 shares authorized and 12,198,836,349 shares issued and outstanding.

All investors are “Accredited Investors” within the meaning of Regulation D.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

Advanced Optics

Liquidity and Capital Resources

The Company relies upon the current placement of its securities to provide capital for its development of prototype units and manufacturing operations. The Company’s holding in its subsidiary, Biomoda, Inc. may provide additional liquidity. Overall, the Company had negative cash flows of $11,378 for the year ended December 31, 2006 resulting from $1,621,442 used in the Company’s operating activities, $282,583 provided by the Company’s investing activities and $1,327,481 of cash provided by financing activities.

Net cash used in operating activities of $1,621,442 for the year ended December 31, 2006 was primarily due to $2,760,547 in operating expenses, of which $1,848,124 is general and administrative, $502,222 is research and development expense and $332,675 is professional fees.

Net cash provided by investing activities of $282,583 for the year ended December 31, 2006 was primarily due to proceeds of sale of GenoMed stock of $315,392. In 2005, a significantly smaller amount of cash of $119,855 was provided by investing, as proceeds of sales of GenoMed were $184,046.

During the first quarter of 2004, Advanced Optics Electronics, Inc. purchased 33,354,230 shares of GenoMed, Inc., for $900,000. This represented 17.09% of the outstanding shares of GenoMed, Inc. at that time. At December 31, 2006 the Company held 4,878,000 shares. GenoMed, Inc. is a publicly traded biotech company working in genomics based disease management.

Net cash provided by financing activities of $1,327,481 for the year ended December 31, 2006 was primarily due to the proceeds of $1,280,500, from the sale of 6,110,000,000 shares of common stock.

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

As of December 31, 2006, The Company had a marketable securities portfolio valued at $78,048.  This represents approximately one month of operating funds. The Company is actively pursuing potential financing options as it looks to secure additional funds to both stabilize and grow its business operations. Management will review any financing options at its disposal and will judge each potential source of funds on its individual merits. There can be no assurance that the Company will be able to secure additional funds from debt or equity financing, or if they can, that it will be on terms favorable to the Company or existing stockholders.

Results of Operations

There are no expected sales of significant equipment.

We have encountered many developmental and engineering hurdles throughout the course of this project. The underlying factors related to cost overruns associated with the project are: changes in engineering staff; inadequate transition documentation; faulty parts; manufacturing and assembly problems both internal and outsourced; and expense allocation decisions relative to Research and Development

Operating expenses increased by $655,482 to $2,760,547 during the year ended December 31, 2006 compared to $2,105,065 for the year ended December 31, 2005. Professional fees increased by $249,501 primarily due to greater non-administrative legal fees and research and development increased by $79,515 because of higher payroll burden. General and administrative increased by $316,792 from $1,531,332 to $1,848,124 from 2005 to 2006, due to an increase in Biomoda’s G & A, mostly from fees associated with promotion of its stock. General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel, general corporate activities, and the depreciation and amortization of office furniture and leasehold improvements.

As a consolidated entity, Advanced Optics’ operating expenses increased substantially in 2006, from $2,105,065 to $2,760,547, as explained above, by classification. Gain on marketable securities decreased approximately 216,000 from declining market value. Other income (expense) consists primarily of interest, gain or loss on marketable securities and the gain on issuance of stock in subsidiary, which was $671,475 in 2006 and zero in 2005.

Biomoda, Inc.

Biomoda is a biomedical development company. The Company’s direct ownership of Biomoda, as of  December 31, 2006, was approximately 30%. Two officers of Advanced Optics Electronics, Inc. are securities holders of Biomoda in addition to the ADOT ownership. On July 19, 2006, Biomoda closed its offering under a revised Form SB-2 registration statement effective February 11, 2006 for up to 6,000,000 shares of its common stock pursuant to a registration statement on Form SB-2 (the "Registration Statement") under the Securities Act of 1933, as amended, declared effective on February 11, 2005. The Company’s market maker filed Form 211 with NASD Regulation to initiate quotations in its common stock on the OTC Bulletin Board. The request was cleared on October 19, 2006.

Biomoda has been in the development stage since its inception on January 3, 1990 and has not generated any revenues from operations and there is no assurance of any future revenues. As of December 31, 2006, Biomoda had accumulated deficit of $4,908,557 and a working capital deficit of $2,105,908. In addition, Biomoda did not generate any cash from operations and had no cash reserve dedicated to fund expenditures. These factors create an uncertainty as to Biomoda’s ability to continue as a going concern.

Liquidity and Capital Resources

Since inception, Biomoda has funded operations primarily through private placement of equity securities to third parties and to ADOT and loans from Advanced Optics Electronics, Inc. As of December 31, 2006 it had raised net proceeds of approximately $4,371,000, of which approximately $1,319,000 was loaned by ADOT as of December 31, 2006. On May 1, 2002, Biomoda entered into a line of credit agreement (the “Agreement”) with Advanced Optics Electronics, Inc., an affiliated entity, (“Advanced Optics”) with an annual interest rate of 5%. On May 1, 2003 the agreement was extended.

Biomoda had positive cash flows of $92 for the year ended December 31, 2006 resulting from $808,744 used in Biomoda’s operating activities, $25,104 used in Biomoda’s investing activities and $833,940 provided by financing activities. Cash used in operating activities was primarily $1,711,919 in operating expenses, of which $938,199 is general and administrative, $487,893 is research and development and $235,181 is professional fees. Cash used in investing activities was for payments for patents and intangibles. Cash provided by financing activities was due to the proceeds from a line of credit from an affiliated entity.

Biomoda’s total assets are $243,921 at December 31, 2006. Of this, $243,140 is patent costs, net of accumulated amortization of $88,717. Its liabilities of 2,109,265 primarily consist of its debt to Advanced Optics of $1,318,623 and payables and accrued liabilities of $580,050. Stockholders’ deficit as of December 31, 2006 is $1,865,344.

Results of Operations

Biomoda has been in the development stage since it began operations on January 3, 1990 and has not generated any revenues from operations and there is no assurance of any future revenues. As of December 31, 2006, Biomoda had accumulated deficit of approximately $4,908,557 and a working capital deficit of approximately $2,105,908. In addition, Biomoda did not generate any cash from operations and had no cash reserve dedicated to fund expenditures. These factors create an uncertainty as to Biomoda’s ability to continue as a going concern.

Biomoda has recorded no revenue from its inception through December 31, 2006. In 2006, the net loss was $1,807,312. The loss from operations was $1,711,919 in 2006 and $4,586,768 since inception. Most of its expense is related to product development. Product development expenses consist primarily of personnel expenses, consulting fees and lab expenses. Research development and technical costs were $487,893 in 2006 and $2,186,643 since inception. Management believes, however, that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to increase significantly in future periods. Biomoda expenses product development costs as they are incurred.

Operating expenses increased by $1,173,364 or 218% to $1,711,919 during the year ended December 31, 2006 compared to $538,555 for the year ended December 31, 2005. This was due largely to significant increases in general and administrative, research and development and professional fee expenses.

General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel and general corporate activities. General and administrative costs increased to $938,199 in 2006 from $141,284 in 2005 for reasons discussed above. We expect general and administrative costs to increase in the future as our business matures and develops.

The following is a discussion of costs and time factors associated with developing products for these cancers:

a.
Lung: Validation is projected to be complete by year-end and a contract manufacturing relationship is projected to be established by year-end. Based on these benchmarks, ASR registration and product listing can be completed by that time also. At that juncture reagent sales can begin. This is estimated to cost an additional $600,000.

Class I/II 510K can be completed as judged appropriate for the business and will require approximately 6 to 9 months effort to prepare documentation and receive FDA approval. During that time kit manufacturing can be initiated. Partial funding will be provided from reagent sales revenue. It is estimated additional funding of $400,000 will be required.

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
Bladder: Validation is projected to be complete by 4th quarter 2007. The formulation is expected to be identical to that for lung; therefore manufacturing will be in place. Based on this benchmark, FDA product listing and registration will only require an update. Funding will be provided by reagent sales revenue.

Class I/II 510K can be completed as judged appropriate for the business and will require approximately 6 to 9 months effort to prepare documentation and receive FDA approval. During that time kit manufacturing can be initiated. Partial funding will be provided from reagent sales revenue. It is estimated additional funding of $200,000 will be required based on the assumption that a 510K of lung cancer has been approved.

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

c.
Cervical: Validation is projected to be complete by 3rd quarter 2008. The formulation is expected to be identical to that for lung; therefore manufacturing will be in place. Based on this benchmark, FDA product listing and registration will only require an update. Funding will be provided by reagent sales revenue.

Class I/II 510K can be completed as judged appropriate for the business and will require approximately 6 to 9 months effort to prepare documentation and receive FDA approval. During that time kit manufacturing can be initiated. Partial funding will be provided from reagent sales revenue. It is estimated additional funding of $200,000 will be required based on the assumption that a 510K of lung cancer has been approved.

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

Inflation

Management believes that inflation has not had a material effect on the Company’s results of operations.

Accounting Matters

Critical Accounting Policies

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

Research and Development

Research and development costs are charged to operations as incurred. The Company incurred approximately $502,222, $422,707 and $3,026,578 of research and development expenses for the years ended December 31, 2006, 2005 and for the period from Inception through December 31, 2006.

Long Lived Assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS No. 144 also requires companies to separately report discounted operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell.

Consolidation of variable interest entities

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (1) the equity investors do not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined (“SBIs”), are as follows: (a) For interests in special-purpose entities: periods ended after December 15, 2003; and (b) For all other VIEs: periods ending after December 15, 2004. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs.

As disclosed in Note 7 of the notes to consolidated financial statements, the Company is the primary beneficiary of Biomoda, Inc. because of various factors, including common ownership between the Company and Biomoda, outlined in FIN 46 As a result, Biomoda is consolidated in accordance with FIN 46.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

Index
Report Of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheet	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss)	F-4

Consolidated Statements of Cash Flows Years Ended December 31, 2006 and 2005 and for the Period From May 22, 1996 (Inception) Through December 31, 2006	F-5

Notes To Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Advanced Optics Electronics, Inc.
(A Development Stage Company)
Albuquerque, New Mexico

We have audited the accompanying consolidated balance sheet of Advanced Optics Electronics, Inc. (a development stage company) as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss) and cash flows for the two years then ended and for the period from May 22, 1996 (inception) to December 31, 2006. These financial statements are the responsibility of Advanced Optics Electronics, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements for the period from May 22, 1996 (inception) through December 31, 2004 were audited by other auditors whose reports expressed unqualified opinions on those statements. The consolidated financial statements for the period from May 22, 1996 (inception) through December 31, 2004 include total revenues and net loss of $0 and $19,825,110, respectively. Our opinion on the consolidated statements of operations, stockholders' deficit and cash flows for the period from May 22, 1996 (inception) through December 31, 2005, insofar as it relates to amounts for prior periods through December 31, 2004, is based solely on the reports of other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Optics Electronics, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is a development stage company which experienced significant losses since inception with no significant revenues. Also discussed in Note 1 to the consolidated financial statements, a significant amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. As discussed in Note 2, those conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, PC
Houston, Texas
www.malone-bailey.com

April 13, 2007

ADVANCED OPTICS ELECTRONICS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

December 31, 2006
ASSETS
Current Assets
Cash	$81,140
Marketable securities	78,086
Other current assets	21,057

Total current assets	180,283

Intangibles, net of accumulated amortization of $88,717	201,822

Property and Equipment, net of accumulated depreciation of $468,214	90,495

Notes receivable and deposits	58,298

$530,898

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$231,910
Accrued expenses	553,849
Common stock subscribed	45,750
Advances from shareholders	164,842
Convertible debentures	95,218

Total current liabilities	1,091,569

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized;
no shares issued and outstanding	-
Common stock, $0.001 par value, 13,000,000,000 and 7,000,000,000 shares
authorized; 12,198,836,349 issued and outstanding	12,198,836
Treasury stock, at cost	(27,269)
Additional paid in capital	11,444,751
Accumulated other comprehensive income (loss)	(54,042)
Deficit accumulated during the development stage	(24,122,947)

Total stockholders' equity (deficit)	(560,671)

$530,898

See accompanying summary of accounting policies and notes to financial statements

ADVANCED OPTICS ELECTRONICS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2006 and 2005 and For The Period
From May 22, 1996 (Inception) Through December 31, 2006

	2006	2005	May 22, 1996 (Inception) Through December 31, 2006
OPERATING EXPENSES
General and administrative	$1,848,124	$1,531,332	$15,517,216
Research and development	502,222	422,707	3,026,578
Professional fees	332,675	83,174	586,230
Depreciation & amortization	46,651	52,727	224,858
Licensing fees	30,875	15,125	83,976
Inventory write-off	-	-	29,293
Asset impairment	-	-	592,884

Total operating expense	2,760,547	2,105,065	20,061,035

LOSS ON CONTRACT	-	-	2,255,944

OPERATING LOSS	(2,760,547)	(2,105,065)	(22,316,979)

OTHER INCOME (EXPENSES)
Interest income	4,042	4,572	88,995
Realized gain (loss) on marketable equity securities	(132,363)	84,099	(176,192)
Other investment gains	-	-	59,784
Loss from investment in Biomoda, Inc.	-	-	(289,750)
Gain (loss) on disposal of assets	-	-	(3,520)
Gain (loss) on settlement of debts	16,064	-	(540,024)
Interest expense	(40,729)	(39,385)	(1,364,987)
Gain on issuance of stock in subsidiary	671,475	-	671,475
Other income	-	-	551
Total other income (expenses)	518,489	49,286	(1,553,668)

NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE & EXTRAORDINARY LOSS	(2,242,058)	(2,055,779)	(23,870,647)

EXTRAORDINARY LOSS	-	-	(189,280)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE	-	-	(63,020)

NET LOSS	(2,242,058)	(2,055,779)	(24,122,947)

OTHER COMPREHENSIVE GAIN (LOSS)
Unrealized gain (loss) on marketable securities	(218,831)	174,480	(54,042)

COMPREHENSIVE LOSS	$(2,460,889)	$(1,881,299)	$(24,176,989)

Basic and diluted net loss available to common shareholder	$(0.000)	$(0.000)
per common share

Basic and diluted weighted average common shares
outstanding	8,847,877,445	4,379,768,678

See accompanying summary of accounting policies and notes to financial statements

ADVANCED OPTICS ELECTRONICS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
For The Period From May 22, 1996 (Inception) Through December 31, 2006

										Deficit
							Additional		Other	Accumulated	Total
	Preferred Stock		Common Stock		Treasury Stock		Paid In	N/R	Comprehensive	During the	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholder	Income	Development Stage	equity (deficit)
Balance at May 22, 1996 (Inception)	-	$-	-	$-	-	$-	$-	$-	$-	$-	$-
Stock issued to incorporators for cash	-	-	500,000	500	-	-	24,500	-	-	-	25,000
Stock issued for the net assets of PLZTech, Inc.	-	-	4,500,000	4,500	-	-	281,096	-	-	-	285,596
Net loss	-	-	-	-	-	-	-	-	-	(76,902)	(76,902)

Balance, December 31, 1996	-	-	5,000,000	5,000	-	-	305,596	-	-	(76,902)	233,694
Stock issued for cash and services	-	-	2,281,212	2,281	-	-	362,720	-	-	-	365,001
Net loss	-	-	-	-	-	-	-	-	-	(84,690)	(84,690)

Balance, December 31, 1997	-	-	7,281,212	7,281	-	-	668,316	-	-	(161,592)	514,005
Stock issued for cash	-	-	10,979,275	10,979	-	-	1,281,728	-	-	-	1,292,707
Stock issued for services	-	-	2,751,000	2,751	-	-	293,719	-	-	-	296,470
Stock issued in exchange for note receivable	-	-	315,000	315	-	-	28,685	-	-	-	29,000
Purchase and retirement of treasury stock	-	-	(472,200)	(472)	-	-	(39,913)	-	-	-	(40,385)
Net loss	-	-	-	-	-	-	-	-	-	(752,111)	(752,111)

Balance, December 31, 1998	-	-	20,854,287	20,854	-	-	2,232,535	-	-	(913,703)	1,339,686
Stock issued for cash	-	-	8,681,624	8,682	-	-	855,101	-	-	-	863,783
Stock issued for services	-	-	17,094,313	17,094	-	-	1,469,320	-	-	-	1,486,414
Intrinsic value of beneficial conversion feature of notes payable	-	-	-	-	-	-	174,610	-	-	-	174,610
Fair value of warrants related to notes payable	-	-	-	-	-	-	125,000	-	-	-	125,000
Purchase and retirement of treasury stock	-	-	(489,251)	(489)	-	-	(10,643)	-	-	-	(11,132)
Purchase of treasury stock	-	-	-	-	(229,000)	(41,760)	-	-	-	-	(41,760)
Sale of treasury stock	-	-	-	-	85,000	11,130	24,334	-	-	-	35,464
Net loss	-	-	-	-	-	-	-	-	-	(2,765,862)	(2,765,862)

Balance, December 31, 1999	-	-	46,140,973	46,141	(144,000)	(30,630)	4,870,257	-	-	(3,679,565)	1,206,203
Stock issued for cash	710	1	782,000	782	-	-	1,012,710	-	-	-	1,013,493
Stock issued for services	-	-	3,955,202	3,955	-	-	1,726,197	-	-	-	1,730,152
Purchase of treasury stock	-	-	-	-	(63,500)	(46,486)	-	-	-	-	(46,486)
Sale of treasury stock	-	-	-	-	142,400	22,542	54,771	-	-	-	77,313
Exercise of stock options for notes receivable	-	-	1,850,000	1,850	-	-	220,150	-	-	-	222,000
Amortization of discount of convertible preferred stock	-	-	-	-	-	-	159,677	(193,427)	-	-	(33,750)
Exercise of preferred stock conversion feature	-	-	9,200,000	9,200	-	-	533,678	-	-	-	542,878
Issuance of convertible debentures	-	-	-	-	-	-	263,830	-	-	-	263,830
Exchange of preferred stock for convertible debentures	(710)	(1)	-	-	-	-	(869,678)	-	-	-	(869,679)
Intrinsic value of convertible debenture	-	-	-	-	-	-	227,898	-	-	-	227,898
De-investment in Wizard Technologies	-	-	-	-	-	-	(59,583)	-	-	-	(59,583)
Net loss	-	-	-	-	-	-	-	-	-	(3,827,873)	(3,827,873)

Balance, December 31, 2000	-	-	61,928,175	61,928	(65,100)	(54,574)	8,139,907	(193,427)	-	(7,507,438)	446,396
Stock issued for cash	-	-	1,382,778	1,383	-	-	66,844	-	-	-	68,227
Stock issued for services	-	-	10,461,498	10,461	-	-	412,284	-	-	-	422,745
Purchase of treasury stock	-	-	-	-	(251,700)	(16,215)	-	-	-	-	(16,215)
Amortization of discount on convertible debentures	-	-	-	-	-	-	143,875	-	-	-	143,875
Stock issued upon debt conversion	-	-	7,064,886	7,065	-	-	147,008	-	-	-	154,073
Net loss	-	-	-	-	-	-	-	-	-	(1,985,142)	(1,985,142)

Balance, December 31, 2001	-	-	80,837,337	80,837	(316,800)	(70,789)	8,909,918	(193,427)	-	(9,492,580)	(766,041)
Stock issued for cash	-	-	315,845,000	315,845	-	-	229,816	-	-	-	545,661
Stock issued for services	-	-	115,768,000	115,768	-	-	366,301	-	-	-	482,069
Purchase of treasury stock	-	-	-	-	(1,400,000)	(8,732)	-	-	-	-	(8,732)
Sale of treasury stock	-	-	-	-	507,800	72,887	(65,058)	-	-	-	7,829
Exercise of stock options for notes receivable	-	-	1,100,000	1,100	-	-	20,900	(22,000)	-	-	-
Advances to officer	-	-	-	-	-	-	-	(34,300)	-	-	(34,300)
Reclass of accrued interest with note receivable	-	-	-	-	-	-	-	(59,175)	-	-	(59,175)
Stock issued upon debt conversion	-	-	78,695,566	78,696	-	-	348,324	-	-	-	427,020
Retroactive application of equity method for investment	-	-	-	-	-	-	-	-	-	-	-
in Biomoda, Inc.	-	-	-	-	-	-	-	-	-	(97,674)	(97,674)
Net loss	-	-	-	-	-	-	-	-	-	(1,285,830)	(1,285,830)

Balance, December 31, 2002	-	-	592,245,903	592,246	(1,209,000)	(6,634)	9,810,201	(308,902)	-	(10,876,084)	(789,173)
Stock issued for cash	-	-	1,477,760,000	1,477,760	-	-	4,553,055	-	-	-	6,030,815
Stock issued for services	-	-	367,249,994	367,250	-	-	1,464,845	-	-	-	1,832,095
Purchase of treasury stock	-	-	-	-	(13,250,000)	(61,943)	-	-	-	-	(61,943)
Sale of treasury stock	-	-	-	-	9,950,000	24,846	31,707	-	-	-	56,553
Accrued interest on advances to officer	-	-	-	-	-	-	-	(2,397)	-	-	(2,397)
Cancellation of stock issued for note receivable	-	-	(2,950,000)	(2,950)	-	-	(241,050)	244,000	-	-	-
Stock issued upon debt conversion, including $67,000 of interest	-	-	320,830,452	320,830	-	-	337,563	-	-	-	658,393
Gain on sale of available for sale securities	-	-	-	-	-	-	-	-	17,449	-	17,449
Net loss	-	-	-	-	-	-	-	-	-	(3,900,959)	(3,900,959)
Comprenhesive loss											(3,883,510)

Balance, December 31, 2003	-	-	2,755,136,349	2,755,136	(4,509,000)	(43,731)	15,956,321	(67,299)	17,449	(14,777,043)	3,840,833
Stock issued for cash	-	-	462,800,000	462,800	-	-	656,231	-	-	-	1,119,031
Stock issued for services	-	-	47,200,000	47,200	-	-	207,580	-	-	-	254,780
Purchase of treasury stock	-	-	-	-	(9,800,000)	(41,724)	-	-	-	-	(41,724)
Sale of treasury stock	-	-	-	-	14,100,000	48,260	-	-	-	-	48,260
Stock issued upon debt conversion, including $166,240 of interest	-	-	103,000,000	103,000	-	-	1,022,790	-	-	-	1,125,790
Unrealized gain (loss) on marketable securities	-	-	-	-	-	-	-	-	(27,140)	-	(27,140)
Net loss	-	-	-	-	-	-	-	-	-	(5,048,067)	(5,048,067)
Comprenhesive loss											(5,075,207)

Balance, December 31, 2004	-	-	3,368,136,349	3,368,136	(209,000)	(37,195)	17,842,922	(67,299)	(9,691)	(19,825,110)	1,271,763
Stock issued for cash	-	-	2,634,700,000	2,634,700	-	-	(1,487,526)	-	-	-	1,147,174
Purchase of treasury stock	-	-	-	-	(22,205,000)	(15,926)	-	-	-	-	(15,926)
Sale of treasury stock	-	-	-	-	1,804,000	40,461	(39,267)	-	-	-	1,194
Expense advances to officer, net of accrued interest	-	-	-	-	-	-	-	67,299	-	-	67,299
Stock issued upon debt conversion	-	-	21,000,000	21,000	-	-	10,122	-	-	-	31,122
Unrealized gain (loss) on marketable securities	-	-	-	-	-	-	-	-	174,480	-	174,480
Net loss	-	-	-	-	-	-	-	-	-	(2,055,779)	(2,055,779)
Comprenhesive loss											(1,881,299)

Balance, December 31, 2005	-	-	6,023,836,349	6,023,836	(20,610,000)	(12,660)	16,326,251	-	164,789	(21,880,889)	621,327
Stock issued for cash	-	-	6,110,000,000	6,110,000	-	-	(4,829,500)	-	-	-	1,280,500
Stock issued for services	-	-	65,000,000	65,000	-	-	(52,000)	-	-	-	13,000
Purchase of treasury stock	-	-	-	-	(41,375,000)	(14,609)	-	-	-	-	(14,609)
Unrealized gain (loss) on marketable securities	-	-	-	-	-	-	-	-	(218,831)	-	(218,831)
Net loss	-	-	-	-	-	-	-	-	-	(2,242,058)	(2,242,058)
Comprenhesive loss											(2,460,889)
Balance, December 31, 2006	-	$-	12,198,836,349	$12,198,836	(61,985,000)	$(27,269)	$11,444,751	$-	$(54,042)	$(24,122,947)	$(560,671)

See accompanying summary of accounting policies and notes to financial statements

ADVANCED OPTICS ELECTRONICS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006 and 2005 and For The Period
From May 22, 1996 (Inception) Through December 31, 2006

	2006	2005	May 22, 1996 (Inception) Through December 31, 2006
Cash flows from operating activities:
Net loss	$(2,242,058)	$(2,055,779)	$(24,122,947)
Adjustments to reconcile net loss to net cash
used in operating activities:
Intrinsic value of conversion features	-	-	610,603
Write off of organization costs/goodwill	-	-	63,020
Extraordinary loss	-	-	189,280
Inventory write off	-	-	29,293
Amortization of discount on convertible notes and
preferred stock	-	-	295,209
(Gain) loss on marketable securities	131,221	(84,099)	175,050
Loss on disposal of assets	-	-	3,520
Loss on investment in Biomoda, Inc.	-	-	289,750
Issuance of common stock for services	13,000	-	6,517,726
Issuance of Biomoda common stock and options for services	-	-	165,000
Issuance of notes payable for services	-	-	50,000
Exchange of investment securities for services	163,350	153,428	316,778
Increase in excess of costs and earnings over billings
on uncompleted contract	-	-	(2,050,000)
Increase in allowance for loss on contract	-	-	2,050,000
Loss (Gain) on extinguishment of debt	-	-	556,088
Interest accrued on convertible debentures	-	8,481	317,985
Interest earned on note receivable from stockholder and
related parties	-	-	(17,823)
Depreciation and amortization	46,651	52,727	762,818
Bad debt expense	-	-	15,000
Asset impairment	-	-	592,884
Other non-cash expenses	-	1,476	34,923
Expense advances to officer	-	67,299	67,299
Gain on forgiveness of debt to officer	-	(51,351)	(51,351)
Changes in operating assets and liabilities:
Decrease (Increase) in other current assets	3,195	(6,806)	(15,824)
Decrease in inventory	-	-	(35,293)
(Decrease) Increase in accounts payable and accrued expenses	263,199	180,553	500,359

Net cash used in operating activities	(1,621,442)	(1,734,071)	(12,690,653)

Cash flows from investing activities:
Purchases of property and equipment	-	(3,780)	(521,860)
Additions to Patent, trademark and license fee, net of extraordinary gain	(24,064)	(34,106)	(138,942)
Investment in GenoMed		(21,478)	(921,478)
Proceeds from sale of GenoMed	315,392	184,046	499,438
Investment in Biomoda, Inc.		-	(383,845)
Proceeds from sale of Biomoda, Inc. stock	-	-	28,930
Advances to Biomoda, Inc.	-	-	(38,432)
Advances from shareholders	-	-	14,009
Sale of marketable securities	-	-	192,787
Purchases of marketable securities	(4,853)	-	(650,187)
Cash of variable entity on consolidation	-	-	155
Increase in notes receivable	(3,892)	(4,827)	(58,298)
Purchase of other assets	-	-	(245,579)

Net cash provided by (used in) investing activities	282,583	119,855	(2,223,302)

Cash flows from financing activities:
Principal repayments on notes payable and capital leases	-	(38,359)	(308,346)
Proceeds from notes payable	-	-	622,776
Issuance of common stock for cash	1,280,500	1,147,173	13,751,391
Issuance of Biomoda common stock for cash	-	-	60,000
Advances from Biomoda stockholders	15,840	-	15,840
(Increase) decrease in note receivable stockholder	-		(5,422)
Proceeds from sale of treasury stock	-	1,194	226,613
Purchase of treasury stock	(14,609)	(15,926)	(288,912)
Proceeds from issuance of convertible debt	-	-	1,270,965
Principal repayments on convertible debt	-	-	(395,560)
Incease in common stock subscribed	45,750	-	45,750

Net cash provided by financing activities	1,327,481	1,094,082	14,995,095

Net (decrease) increase in cash	(11,378)	(520,134)	81,140

Cash at beginning of period	92,518	612,652	-

Cash at end of period	$81,140	$92,518	$81,140

Supplemental disclosure of cash flow information -
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash transactions:
Stock issued for debt conversion	$-	$31,122
Unrealized gain (loss) on marketable securities	$(218,831)	$174,480

See accompanying summary of accounting policies and notes to financial statements

ADVANCED OPTICS ELECTRONICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Advanced Optics Electronics, Inc. (the “Company”) and Biomoda, Inc (“Biomoda”), a consolidated entity, are development stage technology companies focusing respectively on the development and production of large-scale flat panel displays and cancer detection methods. The Company’s stock trades on the Over The Counter Bulletin Board under the symbol “ADOT.” The Company plans to focus on producing and selling the large-scale flat panel displays for outdoor advertising billboards.

The Company is developing a color recognition optical device and plans to initially focus on marketing it as a color identifier to the visually impaired and as a teaching aid for small children. The Company’s unique and novel conception and implementation of hardware and firmware determines color optically and expresses the results with vocal responses. The Company intends to establish marketing arrangements for the distribution to retail locations after a supply has been manufactured and inventoried.

Since May 22, 1996 (“Inception”), the Company has primarily been engaged in the research and development of its products. Once the research and development is complete, the Company will begin to manufacture and obtain new contracts. The Company is in the development stage and has not generated revenues from any product sales. A significant amount of additional capital will be necessary to advance the development of our products to the point that they may become commercially viable. The Company believes that its planned products will produce sufficient revenues in the future. There are no assurances, however, that the Company will be able to produce such products, or if produced, that they will be accepted in the market place.

The Company’s research and development work in 2006 has not completed the initial product as expected. Completion of the product is now expected in the first half of 2008.

In 2002, the Company’s Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") replaced Biomoda's management team, affecting a change in control. In 2003, the CEO and the CFO each acquired 7.27% of the outstanding common stock of Biomoda. On August 13, 2003, Biomoda formed a 100% owned subsidiary known as Biomoda Holdings, Inc., a Nevada corporation, for the purpose of research, development, production and marketing of medical and biomedical products. As of December 31, 2006, the Company owned 2,683,756 or 29.54% of the 9,086,253 outstanding shares of Biomoda. Two of the Company’s officers own 9.02%, collectively, of Biomoda’s outstanding shares. The Company subleases office space and lab equipment to Biomoda and two of the Company’s officers are also officers of Biomoda. The Company has been the primary source of funding to Biomoda since 2002 through advances made under a line of credit agreement. The Company is considered the primary beneficiary as it stands to absorb the majority of Biomoda’s losses, called herein as the variable interest entity, expected losses. Since Biomoda and the Company are considered entities under common control for accounting purposes, the Company measures the assets and liabilities of Biomoda at their carrying amounts in consolidation. (Note 6)

ADVANCED OPTICS ELECTRONICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Biomoda’s primary focus is on early cancer detection technology. Its novel cell-labeling technology is globally patented for the detection of pre-cancerous and cancerous conditions in human fluid samples and tissue. This technology, based on a compound called Tetrakis Carboxy Phenyl Porphine (TCPP), was developed at St. Mary's hospital in Colorado and Los Alamos National Laboratories. Biomoda obtained a worldwide exclusive license to the TCPP technology from the University of California in late 1995, and began new research broadening the scope of the original patent and technology. Biomoda received its first patent in the Company’s name (patent 6,838,248) issued on January 4, 2006 to detect pre-cancerous and cancerous conditions in all human tissue. Biomoda began the commercialization process by trademarking the technology as CyPath. Management expects to continue assay valuation work and register its product with the FDA in 2007.

Biomoda's products are subject to FDA registration or approval and to post-approval FDA reporting requirements. Biomoda's current intention regarding regulatory strategy is to initiate product introductions via an ASR registration and potentially migrate up the regulatory spectrum as markets require.

Biomoda's management expects to continue assay validation work and commence registration of its product with the FDA in the later half of 2007. There are several business models, product types and regulatory routes that Biomoda is evaluating including licensing, ASR, 510K, PMA for IVD kits and reagents. Biomoda is evaluating several cancers with a focus on large markets that are in need of the most immediate diagnostic support. These include: lung, bladder and cervical.

Principles of Consolidation

The consolidated financial statements include accounts of the Company and the accounts of the variable interest entity, Biomoda, Inc. (Note 6), in accordance with FIN 46. All significant inter-company accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying financial statements have been prepared assuming that Advanced Optics will continue as a going concern. As discussed in Note 2 to the financial statements, Advanced Optics suffered losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ADVANCED OPTICS ELECTRONICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, deferred tax valuation allowances, estimation of costs for long-term contracts, allowance for loss on contracts, expected losses of the variable interest entity, valuation of marketable securities and the valuation of other assets. Actual results could materially differ from those estimates.

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

Following is a summary of marketable securities classified as available for sale as of December 31, 2006:

	Cost Basis	Fair Value	Unrealized Loss
Marketable securities-Common stock	$132,090	$78,048	$54,042

Available-for-sale securities consist of securities in GenoMed and are carried at fair value with the unrealized gain or loss, net of tax, reported in accumulated other comprehensive income. The fair value of marketable securities was determined based on available market information. During the year ended December 31, 2006, the Company transferred 4,950,000 shares valued at $163,350 to consultants in exchange for services.

ADVANCED OPTICS ELECTRONICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Concentrations of Credit Risk

The financial instruments that potentially expose the Company to a concentration of credit risk principally consist of cash. The Company places its cash with high credit quality institutions.

From time to time the Company maintains cash balances at certain financial institutions in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit of $100,000. At December 31, 2006, there were no such balances in excess of the FDIC.

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

Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” which supersedes SFAS 121, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sales, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated commitments to plan to sell such assets, as defined, by management. As a result, management cannot determine the potential effects that adoption of SFAS 144 will have on the financial statements with respect to future disposal decisions, if any. Although no provision for impairment was recorded in 2006, a year-end total loss on impairment since inception was $592,884. There can be no assurance, however, that market conditions will not change or demand for the Company’s products or services will increase, which could result to additional impairment of long-lived assets.

ADVANCED OPTICS ELECTRONICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Debt Settlement

In April 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections as of April 2002.” SFAS 145 provides guidance for income statement classification of gains and losses on extinguishments of debt. Such gains and losses must be analyzed to determine if they meet the criteria for extraordinary item classification based on the event being both unusual and infrequent. The Company adopted SFAS 145 beginning January 1, 2003. During 2006, the Company recorded a gain of $16,064 on settlement of debt. The Company has determined that gain is not extraordinary in nature.

Revenue Recognition

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 104 ("SAB 104"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. As the Company accounts for long-term contracts in accordance to SOP 81-1 (see below), management believes that the Company’s revenue recognition policy conforms to SAB 104.

In accordance with Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” the Company accounts for revenue and costs related to its long-term contract in process by the completed-contract method, whereas during the period from Inception to December 31, 1999, revenue and costs were determined by the percentage-of-completion method. The completed-contract method of accounting was adopted in 2000 due to the Company's uncertainty regarding contract cost estimates. The financial statements of the period from Inception to December 31, 1999, were restated to apply the completed contract method retroactively. The effect of the accounting change had no effect on net loss or loss per share previously reported for 1999 or for the period from Inception to December 31, 1999.

Patents

Costs incurred in connection with securing a patent, as well as attorneys fees, have been capitalized and amortized over seventeen years using the straight line-method. See Note 4 for additional information about patents. Costs related to patents pending are amortized beginning upon issuance of the related patents.

ADVANCED OPTICS ELECTRONICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Research and Development Costs

Research and development costs are expensed as incurred. The Company incurred approximately $502,222, $422,707 and $3,026,578 of research and development expenses for the years ended December 31, 2006 and 2005 and for the period from Inception through December 31, 2006.

Income Taxes

Advanced Optics recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Advanced Optics provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and Diluted Net Loss Per Common Share

Basic and diluted net loss per share calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share are the same due to the absence of common stock equivalents.

Stock-Based Compensation

Effective January 1, 2006, the Advanced Optics adopted SFAS No. 123R, “Share-Based Payment,” which was issued in December 2004. SFAS No. 123R revises SFAS No. 123 “Accounting for Stock Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows. The Company did not grant any options during the years ended December 31, 2006 and 2005.

Biomoda issues stock options to employees when and as deemed appropriate by management. The table in Note 11, below indicates balances and activity in these options for the last two years.

Prior to 2006, Biomoda’s stock-based compensation was accounted for under the intrinsic value method under APB Opinion No. 25. Under this method, there was no compensation expense for stock granted when the underlying number of shares is known and the exercise price of the option is greater than or equal to the fair market value of the stock on the grant date. Had compensation expense been accounted for under the fair value method, Advanced Optics’ net loss and net loss per share for the year ended December 31, 2005 would have been:

ADVANCED OPTICS ELECTRONICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Net loss, as reported	$(2,055,799)

Add: stock-based compensation expense determined under intrinsic value method	-
Deduct: stock-based compensation expense determined under fair value based method	(4,158)
Pro forma net loss	$(2,059,957)

Net loss per share, basic and diluted:
As reported	$(0.00)
Pro forma	$(0.00)

Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” SFAS 130 establishes standards for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized holding gains and losses, net of related tax effects, on available for sale securities to be included in comprehensive income until realized.

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

Advertising

The Company expenses the cost of advertising when incurred. Advertising costs for the years ended December 31, 2006 and 2005 were immaterial to the financial statements, and are included in general and administrative expenses in the accompanying statement of operations.

Recently Issued Accounting Pronouncements

Advanced Optics does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Advanced Optics results of operations, financial position or cash flow.

ADVANCED OPTICS ELECTRONICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Sale of stock by subsidiary

When a subsidiary sells unissued shares, and in certain other situations issues shares, to parties other than its parent at a value in excess of the parent’s carrying value, a gain is reflected in the consolidated income statement of the parent. During 2006, Biomoda issued 722,500 shares of common stock for services valued at $646,475 and granted stock options valued at $35,042. Advanced Optics recognized a gain of $671,475, which represents the value of the issuances in excess of the carrying value.

2. GOING CONCERN

As shown in the accompanying financial statements, Advanced Optics incurred net losses of $2,242,058 and $2,055,779 for the years ended December 31, 2006 and 2005, respectively. In addition, the Company has an accumulated deficit of $24,122,947 and a working capital deficit of $911,286 as of December 31, 2006. These conditions raise substantial doubt as to Advanced Optics ability to continue as a going concern. Management is working to raise additional through the sale of common stock. The financial statements do not include any adjustments that might be necessary if Advanced Optics is unable to continue as a going concern.

3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2006:

Machinery and equipment	$386,862
Furniture and fixtures	107,183
Automobiles	43,313
Leasehold improvements	21,351
558,709

Less accumulated depreciation and amortization	(468,214)
$90,495

4. PATENTS

Biomoda has entered into license agreements with a major university and national laboratory to obtain rights for the purpose of developing, manufacturing, and selling products using its patented technologies. Under such agreement, Biomoda will pay royalties at varying rates based upon the level of revenues from licensed products. The agreement continues as long as any licensed patents remain in force. Biomoda has not incurred any royalty expense during the period from January 3, 1990 (inception) to December 31, 2006. Biomoda also pays an annual fee in the amount of $15,000 to renew such license agreement.

All patent costs are held in Biomoda. The gross carrying amount is $290,539 and accumulated amortization is $88,717. Patents are amortized over their useful lives of seventeen years. Amortization expense for 2006 is $16,817. Amortization expense for the Company’s intangible assets over the next five fiscal years is estimated to be $16,817 per year for each year.

ADVANCED OPTICS ELECTRONICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

5. RELATED PARTY TRANSACTIONS

Advances from shareholders

Other Related Party Transactions

In 2006, Biomoda received consulting services from a company controlled by a person related to the Vice-President in the amount of $20,850

As of December 31, 2006, Biomoda had advances and accrued interest of approximately $165,000 payable to two of its stockholders. Such advances historically bore interest at 10% per annum. Interest expense related to such advances for the years ended December 31, 2006 and 2005 and for the period from Inception through December 31, 2006 were approximately $16,000, $14,000, and $153,000 respectively.

6. INVESTMENT IN GENOMED, INC.

On January 8, 2004, the Company entered into a Stock Purchase Agreement (the “Agreement”) with GenoMed, Inc., a Florida corporation (“GenoMed”) whereby the Company purchased approximately 33,300,000 shares of restricted common stock of GenoMed for $900,000 in cash, representing approximately 17.9% of the total outstanding shares of GenoMed immediately after the execution of the Agreement. The Company has accounted for this investment under the cost method as it cannot exercise significant influence over the operating and financial policies of GenoMed. At December 31, 2006, Advanced Optics owned 4,878,000 shares of GenoMed valued at $78,086.

7. VARIABLE INTEREST ENTITY-BIOMODA, INC.

At December 31, 2006, the Company owned 2,683,756 or 29.54% of the 9,086,253 outstanding shares of Biomoda, Inc. (“Biomoda”), a development stage company involved in the development of technology for the early detection of lung cancer. In addition, two of the Company’s officers own approximately 9%, collectively, of Biomoda’s outstanding shares. Further, the Company subleases office space and lab equipment to Biomoda and two of the Company’s officers are also officers of Biomoda. Finally, the Company has been the sole source of funding to Biomoda since 2002 through advances made under a line of credit agreement. Such advances totaled $1,318,623 at December 31, 2006, which was eliminated in consolidation. During 2006, Biomoda issued 1,176,471 shares of its no par value common stock in exchange for forgiveness of $1,000,000 of the balance on the line of credit. The Company is consolidated in accordance with FIN 46 as Advanced Optics is considered the primary beneficiary as it stands to absorb the majority of the VIE’s expected losses. Since Biomoda and the Company are considered entities under common control, the Company measures the assets and liabilities of Biomoda at their carrying amounts in consolidation.

The accounts of Biomoda that have been consolidated with the Company as per Interpretation 46 of ARB 51 at December 31, 2006 are as follows:

Cash	$116
Other current assets	3,241
Patents, net	201,822
Property and equipment, net	6,424
Accounts payable	150,217
Accrued expenses	429,833
Advances from Biomoda stockholders	$164,842

ADVANCED OPTICS ELECTRONICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

From inception through December 31, 2006, Biomoda has generated no revenues.

8. ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2006:

Accrued payroll	$333,575
Payroll taxes	130,147
Contingency	20,000
Accrued expense	40,127
License fees	30,000
$553,849

9. CONVERTIBLE DEBENTURES

On September 15, 2000, the Company entered into an agreement to issue a total of $10,000,000 in convertible debentures which bear interest at an annual rate of 8 percent. The Company authorized the initial sale of $2,000,000 of the convertible debentures, and entered into a structured facility with purchasers (the “Purchasers”) in which the Purchasers shall be obligated to purchase the remaining $8,000,000 of convertible debentures at certain obligation dates, as defined. The Company's right to require the Purchasers to purchase debentures commences on the actual effective date of the registration of the Company's securities in an amount equal to the securities that would be convertible upon issuance of the debentures. The related agreement provides for a limit on the amount of obligation debentures that the Company may require the Purchasers to purchase in a given month. At December 31, 2006, the balance owed, including accrued interest was $95,218.

On September 15, 2000, the Company issued $500,000 of the initial $2,000,000 in unsecured convertible debentures discussed above. Effective as of the issuance date, the debentures are convertible into shares of common stock at the lesser of a 25 percent discount to the average of the three lowest closing bid prices during the thirty trading days prior to the issue date of this note and a 20 percent discount to the average of the three lowest closing bid prices for the ninety trading days prior to the conversion date, as defined. The debentures were issued in exchange for $430,000 in cash, $20,000 in legal services and $50,000 in commissions. The commissions have been capitalized as debt origination costs and are being amortized to interest expense over the life of the debentures. The embedded intrinsic value of the beneficial conversion feature was estimated to be approximately $239,000, which was immediately charged to interest expense. The convertible debentures also include detachable warrants for the purchase of 500,000 shares of common stock at an exercise price of $0.38 per share, which vested upon grant and expired in September 2006. Management estimated the fair market value of these warrants at $25,000 (based on the Black Scholes pricing model pursuant to SFAS 123 and EITF 00-27) and immediately charged such amounts to interest expense. At December 31, 2006, all such warrants had expired.

On November 7, 2000, the Company entered into an agreement that modified outstanding convertible preferred agreements. The new agreement resulted in the exchange of outstanding preferred stock for the Company’s 7.5% convertible debentures and other consideration. The total amount of the convertible debentures approximated $741,000, including $31,000 of interest. The debentures are convertible into shares of common stock at the lesser of the stock’s closing price on March 8, 2000 and 77.5% of the average of the five lowest closing bid prices for 20 days before November 2, 2000. The intrinsic value of the conversion feature was estimated to be approximately $228,000, which was immediately charged to expense. The convertible debentures also include detachable warrants for the purchase of 71,000 shares of common stock, which value was insignificant. The principal balance of the convertible debentures at December 31, 2006 amounts to $102,977.

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

During the year ended December 31, 2004 in accordance with the applicable convertible debentures agreement, the Company issued 103,000,000 shares of common stock at a conversion price of approximately $0.0109 in connection with the conversion of notes payable of $505,060, including $166,240 of accrued interest, and recorded a loss on settlement of debt of $620,730. Other conversions produced net losses of $250, for a total of $620,980 for the year.

During the year ended December 31, 2005, the Company issued 21,000,000 shares of common stock for its convertible debentures. Conversion price per share shall be the lesser of 75% of the average of the three lowest closing bid prices during the 30 trading days prior to but not including the issue date of the debentures and 80% of the average of the three lowest closing bid prices during the 90 trading days immediately prior to but not including the conversion date, which is approximately $0.01 per share. These shares were valued at approximately $31,000. At December 31, 2006, the outstanding balance was $83,041.

The following table summarizes this transaction:

Shares issued to retire debentures	21,000,000

Approximate value per share	$0.0015

Total value of shares issued	31,122

Cash payments rendered	-0-

Carrying value of debt retired	31,122

Gain (loss) on retirement of debt	$-0-

ADVANCED OPTICS ELECTRONICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

10. INCOME TAXES

Advanced Optics uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.   During 2006 and 2005, Advanced Optics incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $24,520,000 at December 31, 2006, and will expire in various years through 2024.

 At December 31, 2006, deferred tax assets consisted of the following:

Deferred tax assets
Net operating losses	$8,336,820
Less: valuation allowance	(8,336,820)
Net deferred tax asset	$0

11. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company's articles of incorporation authorize up to 10,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time as the Board of Directors determine. As of December 31, 2006, there were no shares of preferred stock outstanding.

Treasury Stock

During the year ended December 31, 2006 the Company purchased 41,375,000 shares of its common stock as treasury shares for approximately $15,000. In 2005, the Company purchased 24,605,000 shares for approximately $16,000 and sold 1,804,000 shares for approximately $1,200. At December 31, 2006, the balance of treasury stock was $27,269.

Common Stock

The Company was initially capitalized through the issuance of 500,000 shares for $25,000 in cash. In November 1996, the Company issued 4,500,000 shares in exchange for the outstanding shares of PLZTech, Inc. The transaction was accounted for as a purchase and net assets of $285,596, consisting primarily of patents and equipment, were recorded. In previous financial statements, the Company did not present unclaimed shares resulting from the merger with PLZTech, Inc. as outstanding shares. In the accompanying 1997 and prior financial statements the number of shares outstanding has been restated to include these shares.

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
DECEMBER 31, 2006

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
DECEMBER 31, 2006

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
DECEMBER 31, 2006

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

During 2006, the Company issued 6,110,000,000 shares of common stock for cash of $1,280,500 and issued 65,000,000 shares for services valued at $13,000.

During the year ended December 31, 2006, the Company increased its authorized shares to 13,000,000,000.

Advanced Optics Stock Options

On January 4, 1999, the Company established the Incentive Stock Option Plan (the “Plan”). Pursuant to the Plan, up to 10,000,000 shares of the Company's common stock may be granted as options to key employees with exercise prices at least equal to the fair market value on the date of grant. The exercise dates of the options are based on the related agreement, as approved by the Board of Directors. The Plan expires on January 4, 2009. Options awarded under the Plan mature four years from the date of grant and vest ratably over one to two year periods.

The following is the status of the stock options outstanding at December 31, 2006 and 2005 and the changes during the two years then ended:

	Year Ended December 31,
	2006		2005
	Options	Weighted Average Price	Options	Weighted Average Price
Outstanding, beginning of year	400,000	$0.02	400,000	$0.02

Granted	-	-	-	-

Exercised	-	-	-	-

Cancelled/Terminated	(400,000)	$0.02	-	-
Outstanding and exercisable, end of year	-	-	400,000	$0.02

ADVANCED OPTICS ELECTRONICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Biomoda Stock Options

Biomoda issues stock options to employees when and as deemed appropriate by management. The table below indicates balances and activity in these options for the last two years.

On January 1, 2006, Biomoda adopted SFAS No. 123(R), “Share-Based Payment”. SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

The weighted average fair value of the stock options granted during the years ended December 31, 2006 and 2005 was $0.86 and $0.90, respectively. Variables used in the Black-Scholes option-pricing model include (1) risk-free interest rates of 4.4% and 4.4%, respectively, (2) expected option life is the actual remaining life of the options as of each period end, (3) expected volatility is 244% to 772% respectively, and (4) zero expected dividends.

On July 11, 2003, the two officers exercised their options for 980,000 shares of Biomoda's common stock at an exercise price of $0.15 per share in lieu of deferred salary in the amount of $147,000. In December 2003, Biomoda granted options to purchase 75,000 shares of common stock to an employee. Such options will ultimately vest over four years, 10% at the end of six months and an additional 15% at the end of the first year, thereafter vesting 25% per year on a monthly basis. Such stock options expire ten years from the date of grant.

On September 29, 2004, one of the stockholders of Biomoda exercised stock options to purchase 200,000 shares of common stock at a price of $0.15 per share. Advances payable to that stockholder as of that date in the amount of approximately $25,000 were applied against the exercise price of such options. Biomoda recorded the difference of approximately $5,000 as loss on settlement of debt in 2004.

On September 1, 2005, Biomoda granted to an employee of ADOT options to purchase 60,000 shares at a price of $0.90.

On October 18, 2006, Biomoda granted to an officer options to purchase 200,000 shares at a price of $0.85.

	Number of Shares	Weighted-Average Exercise Price
Options outstanding and exercisable at December 31, 2004	1,405,000	$0.21
Granted	60,000	0.90
Expired	(50,000)	0.50

Options outstanding and exercisable at December 31, 2005	1,415,000	0.21
Granted	200,000	0.85

Options outstanding and exercisable at December 31, 2006	1,615,000	$0.30

ADVANCED OPTICS ELECTRONICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Warrants

From time to time, the Company issued warrants to employees and to third parties pursuant to various agreements.

In January 2002, the Company issued warrants to two directors to purchase 300,000 shares of the Company’s common stock. The exercise price of the warrants is $0.02 per share (the fair market value of the Company’s common stock on the date of grant) and vested immediately. The warrants expire five years from the date of issuance.

The following represents a summary of warrants outstanding for the years ended December 31, 2006 and 2005:

	Year Ended December 31,
	2006		2005
	Warrants	Weighted Average Price	Warrants	Weighted Average Price
Outstanding, beginning of year	800,000	$0.03	4,796,000	$0.11

Granted	-	-	-	-

Exercised	-	-	-	-

Cancelled/Terminated	(800,000)	0.03	(3,996,000)	0.13

Outstanding and exercisable, end of year	-	-	800,000	$0.03

12. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases the facilities in which it operates. Payments for the office facility are $4,350 per month and are currently month-to-month. In addition, during the year ended December 31, 2002, the Company entered into a month-to-month sublease with Biomoda, Inc. (see Note 6), in which the Company is to receive $300 per month.

The Company leases its West Coast office. Monthly rental is $2,976. Minimum annual rentals subsequent to December 31, 2006 are as follows:

Year	Amount
2007	$35,712
2008	35,712
Total	$71,424

ADVANCED OPTICS ELECTRONICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Rental expense for operating leases approximated $80,000 and $63,000 for the years ended December 31, 2006 and 2005 respectively and approximated $470,000 for the period from Inception through December 31, 2006.

Litigation and subsequent events

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

The Company joined Biomoda, Inc. and settled a lawsuit that they and two other plaintiffs had filed against a former employee of Biomoda, Inc. A gain to the Company of $16,064 was the result of a settlement of a declaratory action filed in 2005 by the Company, as plaintiff and others against a former employee of the Company. A settlement in June, 2006 required the defendant and the defendant’s spouse to transfer 60,000 shares of the Company’s common stock to the Company. The settlement also required that the former employee accept $80,000 out of $96,064 that the Company had accrued for the defendant former employee. At December 31, 2006 the remaining balance to be paid to the defendant former employee was $20,000, payable $10,000 per month without interest. In order to enable Biomoda, Inc. to achieve this non-recurring gain and acquire 60,000 of its shares for $50,000, the Company allowed 6,400,000 shares of GenoMed, Inc. that the Company holds as an investment to be held by the Company's attorneys as collateral to secure the payment of the remaining balance of the settlement. The contingency is reflected on the balance sheet.

In April 2005, the Company was awarded damages in the amount of $13,500,269 as a result of two separate judgments in favor of the Company against two party defendants. The Company has not accounted for the now $14,000,000+ judgment because the amount to be collected is still uncertain.  To be conservative, the Company has assigned zero value at this time.

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

The following is information for the Company’s reportable segments for the years ended December 31, 2006 and 2005 (in thousands):

	2006			2005
	ADOT	Biomoda	Total	ADOT	Biomoda	Total
Revenue	$-	$-	$-	$-	$-	$-
Loss on Operations	(1,056)	(1,705)	(2,761)	(1,566)	(539)	(2,105)
Depreciation and amortization	27	20	47	32	21	53
Interest expense	7	34	41	13	26	39
Capital expenditure	-	21	21	4	35	39
Net Loss	$(519)	$(1,723)	$(2,242)	$(1,491)	$(565)	$(2,056)

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

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the last ninety days. Based on this review, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, because of several adjustments required by our auditors predominantly in the areas accrued expenses. Specifically, our auditors identified deficiencies in our internal controls and disclosure controls related to the expense recognition. Appropriate adjustments and footnote disclosures have been recorded and disclosed in our Annual Report on Form 10-KSB. We are evaluating a remediation plan to improve and strengthen our control processes and procedures to fully remedy these deficiencies. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Limitations on the Effectiveness of Internal Control

The Company’s management, including the CEO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective internal control system, financial reporting misstatements due to error or fraud may occur and not be detected on a timely basis.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following sets forth information, as of December 31, 2006, concerning the Company’s directors and executive officers:

Name	Age	Position	Since
Michael Pete	63	President, Director	July 1994
Leslie S. Robins	69	Exec. Vice Pres., Secretary, Chairman	November 1992
John J. Cousins	50	Vice President, Treasurer	June 1999
Dr. Linda Obenour	64	Director	June 2005

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

Michael Pete has been President and a director of the Company since May 1996, and prior to joining us, he served in the same capacities with the Company’s predecessor, PLZTech, since July 1994. From 1990 to 1994, Mr. Pete was President of SEES New Mexico Inc., working with federal research and development labs in Los Alamos and Sandia to create and implement information management systems. From 1982 to 1990, Mr. Pete was President of Phoenix Filtration Systems, and from 1979 to 1981, he was a technical management consultant in the Office of the Secretary for the United States Department of Energy. From 1977 to 1979, Mr. Pete was a project manager for the consulting firm of Booz, Allen and Hamilton, and from 1975 to 1977, he was Office Director of the Low Income Weatherization Federal Energy Administration in Washington, D.C. Mr. Pete has a B.A. from Williams College and attended Stanford University Graduate School of Business and Political Science.

Leslie S. Robins has been Executive Vice President, Secretary and Chairman of the Board of the Company since May 1996, and prior to joining us, he served in the same capacities with the Company’s predecessor, PLZTech, since November 1992. From November 1989 to December 1992, Mr. Robins was Managing Partner of Coronado Group, performing analyses of small technology companies, and from May 1986 to June 1989, he was Executive Vice President of Triton Productions Inc. From September 1978 to October 1987, Mr. Robins was Managing Partner of Longview Management; serving as investment managers for individuals in the entertainment industry. Mr. Robins has a B.S. from the University of Miami and attended Harvard Business School.

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

Linda C. Obenour, MD, Director has been a member of our Board of Directors since June 2004 .Dr. Obenour has had a private practice in Ophthalmology for over 30 years. Dr. Obenour has spent the majority of her career in Houston, Texas after graduating from Duke University Medical School and taking her residency at Baylor College of Medicine. In the late 1990’s she was personal ophthalmologist of George H. W. Bush. Since 1972, Dr. Obenour has been certified Board Eligible by the American Academy of Ophthalmology. She has extensive postgraduate training, teaching and research experience, and numerous publications.

Compliance With Section 16(A) Of The Securities Exchange

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are requited by SEC regulations to furnish the Company with copies of all Sections 16(a) forms they file. To the Company’s knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required and to the best of its knowledge, during the year ended December 31, 2006, all Section 16(a) filing requirements applicable to the Company’s officers, directors and greater than ten percent shareholders were complied with.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or charged by the Company to become directors or executive officers.

Involvement in Legal Proceedings

To the best of the Company’s knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining barring, suspending or other wise limiting his involvement in any type of business, securities or banking activities; and (4) Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Code of Ethics

For the year ended December 31, 2006, the Company did not have formal written values and ethical standards. However, the Company management does communicate values and ethical standards during company wide meetings.

Audit Committee Financial Expert

The Company does not have an independent audit committee. Since our securities are not currently listed on or with a national securities exchange or national securities association, we are not required to have an independent audit committee. Therefore, the Company has not designated an audit committee financial expert. The Company currently is in the process of identifying independent audit committee members, including a financial expert to serve on our audit committee and we expect to continue this process in 2007.

ITEM 10. EXECUTIVE COMPENSATION

The following table discloses the annual and long-term compensation earned for services rendered in all capacities by the Company’s Chairman of the Board and President and the Company’s other most highly compensated executive officers for 2004, 2005 and 2006:

Summary Compensation Table

		Annual Compensation			Long-Term Compensation Awards
				Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options	LTIP Payouts	All Other Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	($)	($)	(#)	($)	($)
Michael Pete, President, Director
	2006	$3,000
	2005	$24,000
	2004	$38,500
Leslie S. Robins, Chairman of the Board and Exec. VP
	2006	$257,103				200,000
	2005	$222,767
	2004	$356,331
John J. Cousins, VP Finance
	2006	$109,406
	2005	$109,406
	2004	$112,335
Dr. Linda Obenour, Director	2006			$1,000
	2005			$16,000

Other annual compensation for Dr. Obenour consists of director’s fees. The securities underlying options for Mr. Robins are Biomoda no par value common stock.

OPTION GRANTS IN FISCAL YEAR 2006

Option/SAR Grants in Last Fiscal Year
Individual Grants
(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
CEO	200,000	82	$0.85	10/18/10
A
B
C
D

Biomoda no par common stock underlie the above options.

Long-Term Incentive Plans

As of December 31, 2006 there is no long-term incentive plan.

Director Compensation

Non-employee directors of the Company received $1,000 in 2006 for Directors Fees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company’s Common Stock as of March 31, 2007 by (a) each person known to the Company to beneficially own more than five percent of the Company’s Common Stock, (b) each Director, (c) the Named Executive Officers, and (d) all Directors and executive officers as a group. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to the knowledge of the Company, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable. As of December 31, 2006 there were 12,198,836,349 shares outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent Beneficially Owned
Leslie Robins	11,910,000	*
Michael Pete	175,000	*
John Cousins	150,000	*
*All directors and executive officers as a group	12,060,000	*
__________________

All persons in the above table own less than 1% of total shares outstanding.
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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Investment In Biomoda, Inc

As of December 31, 2006, the Company owned 2,683,756 or 29.54% of the 9,086,253 outstanding shares of Biomoda, a development stage company involved primarily in the development of technology for the early detection of lung cancer. As a development stage company, Biomoda has not had any revenues as of December 31, 2006. In compliance with FASB FIN 46, Advanced Optics Electronics, Inc. has consolidated its financial statements with those of Biomoda at December 31, 2006 and 2005.

At December 31, 2006, the Company advanced approximately $1,319,000 to Biomoda under a line of credit agreement. The advances accrue interest at 5% and are due on demand.

Advances from shareholders

As of December 31, 2006, Biomoda had advances and accrued interest of approximately $165,000 payable to two of its stockholders. Such advances historically bore interest at 10% per annum. Interest expense related to such advances for the years ended December 31, 2006 and 2005 and for the period from Inception through December 31, 2006 were approximately $16,000, $14,000, and $153,000 respectively.

Director Independence

The Board of Directors consists of Leslie Robins, Michael Pete, John Cousins and Dr. Linda Obenour. Only Dr. Obenour is independent as defined by NASD rule 4200, defining director independence.

ITEM 13. EXHIBITS

Indexes to financial statements appear after the signature page to this Form 10-KSB.

Exhibits
2	Plan of Acquisition, Reorganization, arrangement, liquidation, or succession	None
3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3(I) of the Company’s Registration Statement No.1000-24511 on Form 10-SB filed June 23,1998.
3.2	By-Laws	Incorporated by reference to Exhibit 3(ii) of the Company’s Registration Statement No.1000-24511 on Form 10-SB filed June 23,1998.
4	Instruments defining the rights of holders, including Indentures	Incorporated by reference to Exhibit 3.2
7	Opinion re: liquidation preference	Incorporated by reference to Exhibit 3.2
10.1	Incentive Stock Option Plan	Incorporated by reference to Exhibit 10.1
10.2	Lease Agreement Advanced Optics Electronics, Inc. and JMP Company Inc	Incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement No.1000-24511 on Form 10-SB filed June 23,1998.
10.3	State of Nevada Corporate Charter	Incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement No.1000-24511 on Form 10-SB filed June 23,1998.
24	Power of Attorney	Incorporated by reference to Exhibit 3.2
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed Herewith
32.1	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 Of The SARBANES-OXLEY ACT OF 2002	Filed Herewith
32.2	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 Of The SARBANES-OXLEY ACT OF 2002	Filed Herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2005 and 2006 were $45,000 and $60,300 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were approximately $3,000 and $2,500 for the fiscal years ended December 31, 2005 and 2006.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2005 and 2006 were $0 and $0 respectively.

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

Dated: April 16 , 2007

ADVANCED OPTICS ELECTRONICS, INC.

By:	/s/ John J. Cousins
John J. Cousins
Vice President of Finance (Principal Accounting Officer)

ADVANCED OPTICS ELECTRONICS, INC.

By:	/s/ Leslie S. Robins
Leslie S. Robins
Executive Vice President (Principal Executive Officer)