Form 10QSB
period 2007-03-31
ADVANCED OPTICS ELECTRONICS INC
filed 2007-05-21
CIK 1020657

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the three month period ended: March 31, 2007

Commission file No. 0-24511

ADVANCED OPTICS ELECTRONICS, INC.
(Name of small business issuer as specified in its charter)

Nevada	88-0365136
(State of incorporation)	(IRS Employer Identification No.)

8301 Washington NE, Suite 5, Albuquerque, New Mexico 87113
(Address of principal executive offices including zip code)

Issuer's telephone number: (505) 797-7878

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non−accelerated filer. See definition of  “accelerated filer and large accelerated filer” in Rule 12b−2 of the Exchange Act. (Check one):

Large Accelerated filer ☐        Accelerated filer  ☐      Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b−2 of the Exchange Act). Yes ☐ No ☒

The registrant had 16,618,836,349 shares of common stock, $.01 par value, outstanding at May 18, 2007.

PART I: FINANCIAL INFORMATION

ITEM 1: Financial Statements
ADVANCED OPTICS ELECTRONICS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current Assets
Cash	$20,322	$81,140
Marketable securities	14,238	78,086
Other current assets	21,057	21,057

Total current assets	55,617	180,283

Intangibles, net of accumulated amortization of $93,168 and $88,717	199,170	201,822

Property and Equipment, net of accumulated depreciation of $475,215 and $468,214	83,493	90,495

Notes receivable and deposits	59,283	58,298

	$397,563	$530,898

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$242,420	$231,910
Accrued expenses	523,487	553,849
Common stock subscribed	20,250	45,750
Advances from shareholders	188,997	164,842
Convertible debentures	96,878	95,218

Total current liabilities	1,072,032	1,091,569

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par value, 16,000,000,000 and 13,000,000,000 shares
authorized; 15,643,836,349 and 12,198,836,349 shares issued and outstanding	15,643,836	12,198,836
Treasury stock, at cost	(27,388)	(27,269)
Additional paid in capital	8,899,158	11,444,751
Accumulated other comprehensive income (loss)	(24,105)	(54,042)
Deficit accumulated during the development stage	(25,165,970)	(24,122,947)

Total stockholders' equity (deficit)	(674,469)	(560,671)

	$397,563	$530,898

See accompanying notes to these consolidated financial statements

ADVANCED OPTICS ELECTRONICS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES
(Unaudited)

For the three months ended March 31,
			May 22, 1996 (Inception) Thorugh March 31,
	2007	2006	2007

OPERATING EXPENSES
General and administrative	$1,239,983	$447,967	$16,757,199
Research and development	471,807	128,093	3,498,385
Professional fees	139,661	65,379	725,891
Depreciation & amortization	11,453	12,187	236,311
Licensing fees	50	-	84,026
Inventory write-off	-	-	29,293
Asset impairment	-	-	592,884

Operating expense	1,862,954	653,626	21,923,989
Loss on contract	-	-	(2,255,944)

OPERATING LOSS	(1,862,954)	(653,626)	(24,179,933)

OTHER INCOME (EXPENSES)
Interest income	1,007	922	90,002
Realized gain (loss) on marketable equity securities	(74,019)	38,710	(250,211)
Other investment gains	-	-	59,784
Loss from investment in Biomoda, Inc.	-	-	(289,750)
Gain (loss) on disposal of assets	-	-	(3,520)
Gain (loss) on settlement of debts	-	-	(540,024)
Interest expense	(5,816)	(8,627)	(1,370,803)
Gain on issuance of stock in subsidiary	898,759		1,570,234
Other income	-	-	551

Total other income (expenses)	819,931	31,005	(733,737)

NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE & EXTRAORDINARY LOSS	(1,043,023)	(622,621)	(24,913,670)

EXTRAORDINARY LOSS	-	-	(189,280)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE	-	-	(63,020)

NET LOSS	(1,043,023)	(622,621)	(25,165,970)

OTHER COMPREHENSIVE GAIN (LOSS)
Unrealized gain (loss) on marketable securities	29,937	(1,072)	(24,105)

COMPREHENSIVE LOSS	$(1,013,086)	$(623,693)	$(25,190,075)

Basic and diluted net loss available to common shareholder	$(0.00)	$(0.00)
per common share

Basic and diluted weighted average common shares
outstanding	14,058,558,571	6,755,780,793

See accompanying notes to these consolidated financial statements

ADVANCED OPTICS ELECTRONICS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
For The Period From May 22, 1996 (Inception) Through March 31, 2007
(Unaudited)

	Preferred Stock		Common Stock		Treasury Stock					Deficit
							Additional		Other	Accumulated	Total
							Paid In	N/R	Comprehensive	During the	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholder	Income	Development Stage	equity (deficit)
Balance at May 22, 1996 (Inception)	-	$-	-	$-	-	$-	$-	$-	$-	$-	$-
Stock issued to incorporators for cash	-	-	500,000	500	-	-	24,500	-	-	-	25,000
Stock issued for the net assets of PLZ Tech, Inc.	-	-	4,500,000	4,500	-	-	281,096	-	-	-	285,596
Net loss	-	-	-	-	-	-	-	-	-	(76,902)	(76,902)

Balance, December 31, 1996	-	-	5,000,000	5,000	-	-	305,596	-	-	(76,902)	233,694
Stock issued for cash and services	-	-	2,281,212	2,281	-	-	362,720	-	-	-	365,001
Net loss	-	-	-	-	-	-	-	-	-	(84,690)	(84,690)

Balance, December 31, 1997	-	-	7,281,212	7,281	-	-	668,316	-	-	(161,592)	514,005
Stock issued for cash	-	-	10,979,275	10,979	-	-	1,281,728	-	-	-	1,292,707
Stock issued for services	-	-	2,751,000	2,751	-	-	293,719	-	-	-	296,470
Stock issued in exchange for note receivable	-	-	315,000	315	-	-	28,685	-	-	-	29,000
Purchase and retirement of treasury stock	-	-	(472,200)	(472)	-	-	(39,913)	-	-	-	(40,385)
Net loss	-	-	-	-	-	-	-	-	-	(752,111)	(752,111)

Balance, December 31, 1998	-	-	20,854,287	20,854	-	-	2,232,535	-	-	(913,703)	1,339,686

Stock issued for cash	-	-	8,681,624	8,682	-	-	855,101	-	-	-	863,783
Stock issued for services	-	-	17,094,313	17,094	-	-	1,469,320	-	-	-	1,486,414
Intrinsic value of beneficial conversion feature of notes payable	-	-	-	-	-	-	174,610	-	-	-	174,610
Fair value of warrants related to notes payable	-	-	-	-	-	-	125,000	-	-	-	125,000
Purchase and retirement of treasury stock	-	-	(489,251)	(489)	-	-	(10,643)	-	-	-	(11,132)
Purchase of treasury stock	-	-	-	-	(229,000)	(41,760)	-	-	-	-	(41,760)
Sale of treasury stock	-	-	-	-	85,000	11,130	24,334	-	-	-	35,464
Net loss	-	-	-	-	-	-	-	-	-	(2,765,862)	(2,765,862)

Balance, December 31, 1999	-	-	46,140,973	46,141	(144,000)	(30,630)	4,870,257	-	-	(3,679,565)	1,206,203
Stock issued for cash	710	1	782,000	782	-	-	1,012,710	-	-	-	1,013,493
Stock issued for services	-	-	3,955,202	3,955	-	-	1,726,197	-	-	-	1,730,152
Purchase of treasury stock	-	-	-	-	(63,500)	(46,486)	-	-	-	-	(46,486)
Sale of treasury stock	-	-	-	-	142,400	22,542	54,771	-	-	-	77,313
Exercise of stock options for notes receivable	-	-	1,850,000	1,850	-	-	220,150	-	-	-	222,000
Amortization of discount of convertible preferred stock	-	-	-	-	-	-	159,677	(193,427)	-	-	(33,750)
Exercise of preferred stock conversion feature	-	-	9,200,000	9,200	-	-	533,678	-	-	-	542,878
Issuance of convertible debentures	-	-	-	-	-	-	263,830	-	-	-	263,830
Exchange of preferred stock for convertible debentures	(710)	(1)	-	-	-	-	(869,678)	-	-	-	(869,679)
Intrinsic value of convertible debenture	-	-	-	-	-	-	227,898	-	-	-	227,898
De-investment in Wizard Technologies	-	-	-	-	-	-	(59,583)	-	-	-	(59,583)
Net loss	-	-	-	-	-	-	-	-	-	(3,827,873)	(3,827,873)

Balance, December 31, 2000	-	-	61,928,175	61,928	(65,100)	(54,574)	8,139,907	(193,427)	-	(7,507,438)	446,396

Stock issued for cash	-	-	1,382,778	1,383	-	-	66,844	-	-	-	68,227
Stock issued for services	-	-	10,461,498	10,461	-	-	412,284	-	-	-	422,745
Purchase of treasury stock	-	-	-	-	(251,700)	(16,215)	-	-	-	-	(16,215)
Amortization of discount on convertible debentures	-	-	-	-	-	-	143,875	-	-	-	143,875
Stock issued upon debt conversion	-	-	7,064,886	7,065	-	-	147,008	-	-	-	154,073
Net loss	-	-	-	-	-	-	-	-	-	(1,985,142)	(1,985,142)

Balance, December 31, 2001	-	-	80,837,337	80,837	(316,800)	(70,789)	8,909,918	(193,427)	-	(9,492,580)	(766,041)
Stock issued for cash	-	-	315,845,000	315,845	-	-	229,816	-	-	-	545,661
Stock issued for services	-	-	115,768,000	115,768	-	-	366,301	-	-	-	482,069
Purchase of treasury stock	-	-	-	-	(1,400,000)	(8,732)	-	-	-	-	(8,732)
Sale of treasury stock	-	-	-	-	507,800	72,887	(65,058)	-	-	-	7,829
Exercise of stock options for notes receivable	-	-	1,100,000	1,100	-	-	20,900	(22,000)	-	-	-
Advances to officer	-	-	-	-	-	-	-	(34,300)	-	-	(34,300)
Reclass of accrued interest with note receivable	-	-	-	-	-	-	-	(59,175)	-	-	(59,175)
Stock issued upon debt conversion	-	-	78,695,566	78,696	-	-	348,324	-	-	-	427,020
Retroactive application of equity method for investment	-	-	-	-	-	-	-	-	-	-	-
in Biomoda, Inc.	-	-	-	-	-	-	-	-	-	(97,674)	(97,674)
Net loss	-	-	-	-	-	-	-	-	-	(1,285,830)	(1,285,830)

Balance, December 31, 2002	-	-	592,245,903	592,246	(1,209,000)	(6,634)	9,810,201	(308,902)	-	(10,876,084)	(789,173)
Stock issued for cash	-	-	1,477,760,000	1,477,760	-	-	4,553,055	-	-	-	6,030,815
Stock issued for services	-	-	367,249,994	367,250	-	-	1,464,845	-	-	-	1,832,095
Purchase of treasury stock	-	-	-	-	(13,250,000)	(61,943)	-	-	-	-	(61,943)
Sale of treasury stock	-	-	-	-	9,950,000	24,846	31,707	-	-	-	56,553
Accrued interest on advances to officer	-	-	-	-	-	-	-	(2,397)	-	-	(2,397)
Cancellation of stock issued for note receivable	-	-	(2,950,000)	(2,950)	-	-	(241,050)	244,000	-	-	-
Stock issued upon debt conversion, including $67,000 of interest	-	-	320,830,452	320,830	-	-	337,563	-	-	-	658,393
Gain on sale of available for sale securities	-	-	-	-	-	-	-	-	17,449	-	17,449
Net loss	-	-	-	-	-	-	-	-	-	(3,900,959)	(3,900,959)
Comprenhesive loss											(3,883,510)

Balance, December 31, 2003	-	-	2,755,136,349	2,755,136	(4,509,000)	(43,731)	15,956,321	(67,299)	17,449	(14,777,043)	3,840,833

Stock issued for cash	-	-	462,800,000	462,800	-	-	656,231	-	-	-	1,119,031
Stock issued for services	-	-	47,200,000	47,200	-	-	207,580	-	-	-	254,780
Purchase of treasury stock	-	-	-	-	(9,800,000)	(41,724)	-	-	-	-	(41,724)
Sale of treasury stock	-	-	-	-	14,100,000	48,260	-	-	-	-	48,260
Stock issued upon debt conversion, including $166,240 of interest	-	-	103,000,000	103,000	-	-	1,022,790	-	-	-	1,125,790
Unrealized gain (loss) on marketable securities	-	-	-	-	-	-	-	-	(27,140)	-	(27,140)
Net loss	-	-	-	-	-	-	-	-	-	(5,048,067)	(5,048,067)
Comprenhesive loss											(5,075,207)

Balance, December 31, 2004	-	-	3,368,136,349	3,368,136	(209,000)	(37,195)	17,842,922	(67,299)	(9,691)	(19,825,110)	1,271,763
Stock issued for cash	-	-	2,634,700,000	2,634,700	-	-	(1,487,526)	-	-	-	1,147,174
Purchase of treasury stock	-	-	-	-	(22,205,000)	(15,926)	-	-	-	-	(15,926)
Sale of treasury stock	-	-	-	-	1,804,000	40,461	(39,267)	-	-	-	1,194
Expense advances to officer, net of accrued interest	-	-	-	-	-	-	-	67,299	-	-	67,299
Stock issued upon debt conversion	-	-	21,000,000	21,000	-	-	10,122	-	-	-	31,122
Unrealized gain (loss) on marketable securities	-	-	-	-	-	-	-	-	174,480	-	174,480
Net loss	-	-	-	-	-	-	-	-	-	(2,055,779)	(2,055,779)
Comprenhesive loss											(1,881,299)

Balance, December 31, 2005	-	-	6,023,836,349	6,023,836	(20,610,000)	(12,660)	16,326,251	-	164,789	(21,880,889)	621,327
Stock issued for cash	-	-	6,110,000,000	6,110,000			(4,829,500)			-	1,280,500
Stock issued for services	-	-	65,000,000	65,000			(52,000)			-	13,000
Purchase of treasury stock	-	-			(41,375,000)	(14,609)				-	(14,609)
Unrealized gain (loss) on marketable securities	-	-							(218,831)	-	(218,831)
Net loss	-	-								(2,242,058)	(2,242,058)
Comprenhesive loss											(2,460,889)

Balance, December 31, 2006	-	-	12,198,836,349	12,198,836	(61,985,000)	(27,269)	11,444,751	-	(54,042)	(24,122,947)	(560,671)
Stock issued for cash			3,445,000,000	3,445,000			(3,206,500)				238,500
Purchase of treasury stock					(400,000)	(119)					(119)
							660,907				660,907
Unrealized gain (loss) on marketable securities									29,937		29,937
Net loss										(1,043,023)	(1,043,023)

Balance, March 31, 2007	-	$-	15,643,836,349	$15,643,836	(62,385,000)	$(27,388)	$8,899,158	$-	$(24,105)	$(25,165,970)	$(674,469)

See accompanying notes to these consolidated financial statements

ADVANCED OPTICS ELECTRONICS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,		May 22, 1996 (Inception) Through March 31,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(1,043,023)	$(622,621)	$(25,165,970)
Adjustments to reconcile net loss to net cash
used in operating activities:
Intrinsic value of conversion features	-	-	610,603
Write off of organization costs/goodwill	-	-	63,020
Extraordinary loss	-	-	189,280
Inventory write off	-	-	29,293
Amortization of discount on convertible notes and
preferred stock	-	-	295,209
Gain on Genomed shares for services	(28,325)		(28,325)
(Gain) loss on marketable securities	74,019	(38,710)	249,069
Loss on disposal of assets	-	-	3,520
Loss on investment in Biomoda, Inc.	-	-	289,750
Issuance of common stock for services	-	13,000	6,517,726
Issuance of Biomoda common stock and options for services	-	3,250	165,000
Issuance of notes payable for services	-	-	50,000
Exchange of investment securities for services	-	163,350	316,778
Increase in excess of costs and earnings over billings
on uncompleted contract	-	-	(2,050,000)
Increase in allowance for loss on contract	-	-	2,050,000
Loss (Gain) on extinguishment of debt	-	-	556,088
Interest accrued on convertible debentures	-	-	317,985
Interest earned on note receivable from stockholder and
related parties	-	-	(17,823)
Depreciation and amortization	11,453	12,187	774,271
Bad debt expense	-	-	15,000
Asset impairment	-	-	592,884
Other non-cash expenses	-	-	34,923
Expense advances to officer	-	-	67,299
Gain on forgiveness of debt to officer	-	-	(51,351)
Gain on stock held in subsidiary:	660,907	-	660,907
Decrease (Increase) in other current assets	-	3,195	(15,824)
Decrease in inventory	-	-	(35,293)
Bank overdraft	-	14,961	-
(Decrease) Increase in accounts payable and accrued expenses	(18,192)	87,034	482,167

Net cash used in operating activities	(343,161)	(364,354)	(13,033,814)

Cash flows from investing activities:
Purchases of property and equipment	-	-	(521,860)
Additions to Patent, trademark and license fee, net of extraordinary gain	(1,799)	-	(140,741)
Investment in restricted cash	-	(30,000)	-
Investment in GenoMed	-	(115)	(921,478)
Proceeds from sale of GenoMed	48,091	62,401	547,529
Investment in Biomoda, Inc.	-	-	(383,845)
Proceeds from sale of Biomoda, Inc. stock	-	-	28,930
Advances to Biomoda, Inc.	-	-	(38,432)
Advances from shareholders	-	-	14,009
Sale of marketable securities	-	-	192,787
Purchases of marketable securities	-	-	(650,187)
Cash of variable entity on consolidation	-	-	155
Increase in notes receivable	(985)	(920)	(59,283)
Purchase of other assets	-	-	(245,579)

Net cash provided by (used in) investing activities	45,307	31,366	(2,177,995)

Cash flows from financing activities:
Principal repayments on notes payable and capital leases	-	-	(308,346)
Proceeds from notes payable	-	-	622,776
Issuance of common stock for cash	238,500	448,600	13,989,891
Issuance of Biomoda common stock for cash	-	-	60,000
Advances from Biomoda stockholders	24,155	3,756	39,995
(Increase) decrease in note receivable stockholder	-	-	(5,422)
Proceeds from sale of treasury stock	-	-	226,613
Purchase of treasury stock	(119)	(673)	(289,031)
Proceeds from issuance of convertible debt	-	-	1,270,965
Principal repayments on convertible debt	-	-	(395,560)
Incease in common stock subscribed	25,500	-	20,250

Net cash provided by financing activities	237,036	451,683	15,232,131

Net (decrease) increase in cash	(60,818)	118,695	20,322

Cash at beginning of period	81,140	92,518	-

Cash at end of period	$20,322	$211,213	$20,322

Supplemental disclosure of cash flow information -
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash transactions:
Unrealized gain (loss) on marketable securities	$29,937	$1,072
Common stock issued for stock payable	$30,000	$-

See accompanying notes to these consolidated financial statements

_________________________________________________________

ADVANCED OPTICS ELECTRONICS, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
_________________________________________________________

1. BASIS OF PRESENTATION:

The accompanying unaudited interim consolidated financial statements of Advanced Optics Electronics, Inc. (“ADOT”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the Management’s Discussion and Analysis and the audited financial statements and notes thereto contained in ADOT’s 2006 Annual Report filed with the Securities and Exchange Commission on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2006 as reported in the 10-KSB have been omitted. In order to timely file this form 10-QSB, the completed consolidated financial statements which are a part of this form 10-QSB have not yet been reviewed by auditors for the Company, and the Company does not believe there will be any material changes thereafter.

Sale of stock by subsidiary - When a subsidiary sells unissued shares, and in certain other situations issues shares, to parties other than its parent at a value in excess of the parent's carrying value, a gain is reflected in the consolidated income statement of the parent. During 2006, Biomoda issued 844,786 shares of common stock for services valued at $897,268 and granted stock options valued at $1,491. Advanced Optics recognized a gain of $898,759, which represents the value of the issuances in excess of the carrying value.

2. DEVELOPMENTAL STAGE AND GOING CONCERN

ADOT has been in the development stage since it began operations on May 22, 1996 and has not generated any revenues from operations and there is no assurance of any future revenues. As shown in the accompanying financial statements, Advanced Optics incurred a net loss of $1,043,023 for the three months ended March 31, 2007. In addition, the Company has an accumulated deficit of $25,165,970 and a working capital deficit of $1,016,415 as of March 31, 2007. These conditions raise substantial doubt as to Advanced Optics ability to continue as a going concern. Management plans to obtain revenues from product sales, but there are no significant commitments for purchases of any of the proposed products. In the absence of significant sales and profits, ADOT may seek to raise additional funds to match its working capital requirements through the additional sales of debt and equity securities.. The financial statements do not include any adjustments that might be necessary if Advanced Optics is unable to continue as a going concern.

3. MARKETABLE SECURITIES

ADOT classifies its investments in marketable securities as "available-for sale" in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). ADOT does not have any investments classified as "trading" or "held to maturity".

_________________________________________________________

ADVANCED OPTICS ELECTRONICS, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
_________________________________________________________

Following is a summary of marketable securities classified as available for sale as of March 31, 2007 and December 31, 2006:

	Cost Basis	Fair Value	Unrealized Gain (Loss)
At March 31, 2007:
Marketable securities - Common stock	$38,305	$14,200	$(24,105)

At December 31, 2006:
Marketable securities - Common stock	$132,090	$78,048	$(54,042)

Available-for-sale securities consist of securities in GenoMed and are carried at fair value with the unrealized gain or loss, net of tax, reported in accumulated other comprehensive income. The fair value of marketable securities was determined based on available market information.

4. VARIABLE INTEREST ENTITY - BIOMODA, INC.

At March 31, 2007 ADOT owned 1,995,742 or 20.10% of the 9,931,039 outstanding shares of Biomoda, Inc. ("Biomoda"), a development stage company involved in the development of technology for the early detection of lung cancer. In addition, two of ADOT’s officers own approximately 9.6%, collectively, of Biomoda’s outstanding shares. Further, ADOT subleases office space and lab equipment to Biomoda and two of ADOT’s officers are also officers of Biomoda. Finally, ADOT has been the sole source of funding to Biomoda since 2002 through advances made under a line of credit agreement. Such advances totaled $1,899,251 at March 31, 2007 and ADOT has recorded interest income on advances of $192,676. These amounts have been eliminated in consolidation. ADOT is considered the primary beneficiary as it stands to absorb the majority of the VIE's expected losses. Since Biomoda and ADOT are considered entities under common control, ADOT measures the assets and liabilities of Biomoda at their carrying amounts in consolidation.

As of March 31, 2007, ADOT has consolidated Biomoda’s balance sheet and its results of the operations for the quarter then ended in the accompanying financial statements. Biomoda has a stockholders' deficit at March 31, 2007. General creditors of Biomoda have no recourse against ADOT. From inception through March 31, 2007, Biomoda has generated no revenues.

In 2007, Biomoda anticipates being able to raise its own funds in the public equity market. In this case, Biomoda may be able to sustain its own operations, repay its obligation to ADOT, and hire its own officers. In such case, ADOT may no longer be considered the primary beneficiary and the results of Biomoda may be deconsolidated. There can be no assurance that Biomoda will be able to raise sufficient funds to repay its obligation to ADOT and become self-sustaining in its operations.

5. STOCKHOLDERS' EQUITY

During the three months ended March 31, 2007:

ADOT issued 3,445,000,000 shares of common stock for cash of $238,500. There were no stock options granted during the three month periods ended March 31, 2007 and 2006.

On behalf of Biomoda, ADOT exchanged 785,000 shares of Biomoda common stock, valued at $660,907, in payment of certain services provided to Biomoda. As a result of this transaction, ADOT recorded additional paid-in capital of $660,907.

_________________________________________________________

ADVANCED OPTICS ELECTRONICS, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
_________________________________________________________

6. SEGMENTS

ADOT has two reportable segments consisting of (1) producing and selling large-scale flat panel displays for outdoor advertising billboards and its color identifier for the vision impaired; (2) early cancer detection technology. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The following is information for ADOT's reportable segments for the three months ended March 31, (in thousands):

	2007			2006
	ADOT	Biomoda	Total	ADOT	Biomoda	Total
Revenue	$-	$-	$-	$-	$-	$-
Loss on operations	187	1,676	1,863	381	244	624
Depreciation and amortization	6	5	11	7	5	12
Interest expense	2	4	6	2	7	9
Capital expenditure	-	-	-	-	-	-
Net (income) loss	$(652)	$1,695	$1,043	$373	$250	$623

7. SUBSEQUENT EVENTS

On April 9, 2007, ADOT increased the number of authorized common shares to 18,000,000,000 shares.

From April 1, 2007 through May 18, 2007, 975,000,000 shares were issued for cash in the amount of approximately $67,500.

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

OVERVIEW

General

Advanced Optics Electronics, Inc. (the “Company", “us", “we", or "ADOT") (ADOT-OTC BB) was organized as a Nevada corporation on May 22, 1996. On November 7, 1996, the Company acquired the business and patents of PLZTech, a company involved in the development of flat panel displays.

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

THE MAJOR ADVANTAGES AND FEATURES OF THE DISPLAY ARE:

•	Brightest display ever available (35,000 nits)
•	Widest viewing angle available
•	Smallest dot pitch available for outdoor large-scale displays (8 mm dot pitch)
•	High definition picture quality
•	Modular assembly (1 meter increments) for scaleable and shapeable architectures
•	True Color (24 bit)
•	Full motion video (up to 120 frames per second)
•	Transportable for mobile operations
•	Weather resistant for outdoor applications
•	Modest power requirements
•	Minimum 5 year continual use lifetime
•	Real-time live video feeds
•	Broadcast/simulcast applications
•	Supports streaming video
•	Uses industry standard DVI protocol for high speed data linking and digital video interfacing
•	Satellite linkable

PROPRIETARY BILLBOARD SOFTWARE CAPABILITIES ARE:

•	Manage and update display content remotely
•	Works with all image file formats and digital video editors
•	Secure Internet or WAN communications
•	WEB-based status monitoring
•	Provides time, temperature and other dynamic content inserts

Our operating activities have related primarily to the initial planning and development of our product. We have completed, tested, and measured the performance of our prototype and are in the development of our production model.

Our operating expenses have increased significantly since our inception. This is due to increased engineering and management staff and investments in operating infrastructure. Since our inception we have incurred significant losses and, as of March 31, 2007, had a deficit accumulated during the development stage of $25,165,970.

Biomoda, Inc.

Beginning with the 2004 10-KSB, the Company has consolidated the financial statements of Advanced Optics Electronics, Inc. with the financial statements of Biomoda, Inc. This has been done in order to comply with FIN 46, a pronouncement by Financial Accounting Standards Board that became effective December 15, 2004. The nature of Biomoda’s business is substantially different from that of Advanced Optics Electronics, Inc. The following is a discussion of Biomoda's results of operations, financial condition and liquidity. More information about Biomoda is available in Biomoda’s 2006 10-KSB which is accessible from the SEC website. The SEC website (http://www.sec.gov) contains reports and information statements and other information regarding Biomoda and other companies that file materials with the SEC electronically.

Biomoda’s initial product is a diagnostic test for lung cancer that will be performed by using a sputum sample from the patient. This test does not require any invasive sample taking. The sample will be sent to a clinical lab where a procedure will be performed to determine the presence, or lack, of lung cancer or precancerous cells. This diagnostic test can be used for other cell samples and Biomoda intends to create and market products to diagnose and screen for other prevalent cancers such as cervical, bladder, and colorectal. This has been determined on the basis of available healthcare delivery and payer infrastructure. Japan is leading the world in this area and has instituted a nationwide lung cancer-screening program.

Management of Biomoda expects to continue assay validation work and seek to register its product with the FDA in 2007. There are several business models, product types and regulatory routes that Biomoda is evaluating including: ASR, 510K, PMA and IVD kits: ASR: This is the FDA designation for Analyte Specific Reagent. There are generally two classes: Class I & Class II. Class I is considered to the lowest risk. Biomoda’s ASR product is a Class I and only requires registration and meeting the FDA standards. This product is viewed as a component for an assay developed in-house by Medical Reference Laboratories.

510K: This is the FDA designation for approvals that are based on "Substantial Equivalence” with previously approved products and does require approval prior to marketing. There are generally three classes: Class I, Class II, & Class III. Depending on the indication established with the FDA, Biomoda’s product will either be Class I or Class II, if Biomoda proceeds with this product approval route. This product will be a kit developed to determine the presence of abnormal cells in a body fluid sample.

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

Comparison of the Periods Ended March 31, 2007 and 2006

Research and development expenses consist primarily of consulting fees associated with the development and enhancement of our flat panel displays. These expenses increased to $471,807 in the three month period ended March 31, 2007 from $128,093 in the first quarter of 2006. This significant change is the result of increased outside consulting costs for Biomoda.

Continued investment in product development is critical to attaining our strategic objectives and, as such, we expect product development expenses to increase significantly in future periods. We expense product development costs as they are incurred.

General and administrative expenses consist of expenses for facilities, professional services, travel, general corporate activities, and depreciation and amortization of equipment and leasehold improvements. General and administrative costs increased to $1,239,983 in the first quarter of 2007 from $447,967 in the prior year. The primary reason for the increase is significantly lower shareholder relations expense. The costs associated with being a publicly traded company and potential future strategic acquisitions will also be a contributing factor to increases in this expense.

Biomoda, Inc.

Biomoda, Inc. is relying on a bridge financing arrangement with Advanced Optics Electronics, Inc. Biomoda is currently leasing Laboratory equipment from Advanced Optics Electronics, Inc. On a month to month basis and intends to purchase this equipment when adequate funds are raised.

Biomoda has recorded no revenue from its inception through March 31, 2007. The accumulated deficit is $6,603,987. In 2007, the net loss for the three month period ended March 31 was $1,695,430 compared to $268,763 in 2006. The loss from operations was $1,676,234 in 2007 and $244,207 in 2006. Most of its expense was attributable to general and administrative costs.

Research development and technical costs increased to $471,807 in the three months ended March 31, 2007 from $112,278 in the three months ended March 31, 2006 due to higher personnel costs. Biomoda believes,that continued investment in product development is critical to attaining its strategic objectives and, as a result, we expect product development expenses to increase significantly in future periods. Biomoda expenses product development costs as they are incurred.

General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel and general corporate activities. General and administrative costs, taken together with professional fees, increased to $1,199,188 in the three months ended March 31, 2007 and $127,082 in the three months ended March 31, 2006, due to increased financial consulting costs.
Biomoda expects general and administrative costs to increase in the future as its business matures and develops.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through the private placement of equity securities and the issuance of convertible debentures. As of March 31, 2007 we have raised such net proceeds of approximately $23,000,000.

The Company's holding in Biomoda may provide additional liquidity. The Company's direct ownership of Biomoda, as of March 31, 2007 was approximately 20.10%. Two officers of ADOT are also securities holders of Biomoda in addition to the ADOT ownership. It is anticipated that a public market for Biomoda's securities will be established in the current year. Because a market for Biomoda's shares has not been established, the potential value of the Company’s investment cannot be measured. Consequently, there can be no assurance that if the Company were to sell such investment that it would be able to on terms favorable to the Company or for the initial offering price. Factors such as dilution and a lack of a market may be encountered.

The Company’s relationship to its investment in Biomoda changed during the second quarter of 2002. There is now an active leadership role in Biomoda being provided by John Cousins and Leslie Robins, officers of the Company. The consolidated financial statements include the accounts of Biomoda and its wholly owned subsidiary, Biomoda Holdings, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

During the first nine months of 2004, we purchased 33,300,000 restricted shares under Rule 144 of GenoMed, Inc., which represented approximately 17.6% of the outstanding shares of GenoMed, Inc. At March 31, 2007 the Company held 1,420,000 shares. GenoMed is a publicly traded biotech company working in genomics based disease management.

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

Research and development expenditures were approximately $472,000 in the first three months of 2007. Funds for operations, research and development and capital expenditures were provided from the sale of securities and cash reserves.

Marketable Securities Portfolio

As of March 31, 2007 the Company had a marketable securities portfolio valued at $14,238. The Company is actively pursuing potential financing options as it looks to secure additional funds to both stabilize and grow its business operations. Management will review any financing options at its disposal and will judge each potential source of funds on its individual merits. There can be no assurance that the Company will be able to secure additional funds from debt or equity financing, or if it can, that it will be on terms favorable to the Company or existing stockholders.

There are no expected purchases or sales of significant equipment.

Management believes that inflation has not had a material effect on the Company's results of operations.

Biomoda, Inc.

Biomoda's total assets are $241,396 at March 31, 2007. Of this, $231,490 is patent costs, net of accumulated amortization of $93,168. Its liabilities of $2,903,411 primarily consist of its debt to Advanced Optics of $2,091,928 and payables and accrued liabilities of $626,736. Total stockholders' deficit as of March 31, 2007 is $2,662,015.

Since inception, Biomoda has funded operations primarily through private placement of equity securities to third parties and to ADOT and loans from Advanced Optics Electronics, Inc. As of March 31, 2007 it had raised net proceeds of approximately $6,043,000, of which approximately $2,092,000 was loaned by ADOT. On May 1, 2002, Biomoda entered into a line of credit agreement (the "Agreement") with Advanced Optics Electronics, Inc., an affiliated entity, ("Advanced Optics") with an annual interest rate of 5%. On May 1, 2003 the agreement was extended.

Biomoda had cash flows of $865 for the three months ended March 31, 2007 resulting from $849,562 used in Biomoda's operating activities, $1,801 used in investing activities and $852,228 provided by financing activities. Cash used in operating activities for the three months ended March 31, 2007 was primarily due to $1,676,234 in operating expenses, of which $1,109,888 is General and Administrative, $471,807 is Research and Development and $89,300 is professional fees. Cash provided by financing activities for the three months was due primarily to the proceeds from a line of credit from Advanced Optics

Biomoda has been in the development stage since it began operations on January 3, 1990 and has not generated any revenues from operations and there is no assurance of any future revenues. As of March 31, 2007, Biomoda had accumulated deficit of approximately $2,662,000 and a working capital deficit of approximately $2,899,000. In addition, Biomoda did not generate any cash from operations and had no cash reserve dedicated to fund expenditures. These factors create an uncertainty as to Biomoda's ability to continue as a going concern.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the three months ended March 31, 2007 that have materially affected or are reasonably likely to materially affect these controls. The Company, however, is evaluating changes to its existing controls or adding controls to improve the design effectiveness of its system.

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

ITEM 2. CHANGES IN SECURITIES

Common Stock

As of March 31, 2007, the status of the common stock of the Company was 16,000,000,000 shares authorized and 15,643,836,349 shares issued and outstanding.

During the three month period ended March 31, 2007, the Company issued 3,445,000,000 shares for cash of $238,500.

ITEM 3. Defaults upon senior securities - None

ITEM 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company's security holders during the first quarter of 2007.

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

ADVANCED OPTICS ELECTRONICS, INC.

Dated: May 21, 2007	By:	/s/ John J. Cousins
John J. Cousins
Vice President of Finance (Principal Accounting Officer)

By:	/s/ Leslie S. Robins
Leslie S. Robins
Executive Vice President (Principal Executive Officer)